Form 10-Q
period 1995-03-31
GOLD RESERVE CORP
filed 1995-05-12
CIK 42119

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1995



GOLD RESERVE CORPORATION


State Of Incorporation:  . . . . . . . . . . . Montana
Commission File Number:  . . . . . . . . . . . 1-8372
IRS Employer Identification No:  . . . . . . . 81-0266636

Address Of Principal Executive Offices: . . .  1940 Seafirst Financial Center
                                               Spokane, Washington 99201
Registrant's Telephone Number:  . . . . . . .  (509) 623-1500

Securities registered pursuant to
Section 12(b) of the Act:
Title Of Each Class:  . . . . . . . . . . . .  Common Stock
Name Of Each Exchange On Which Registered:. .  NASDAQ
                                          . .  The Toronto Stock Exchange


Securities registered pursuant to
Section 12(g) of the Act: . . . . . . . . . .  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]


The number of shares of common stock outstanding at May 5, 1995, was 19,070,003.



This Quarterly Report on Form 10-Q has 12 pages.

GOLD RESERVE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
For the Three Months Ended March 31, 1995
(UNAUDITED)


TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION                              PAGE

Item 1: Consolidated Balance Sheets
March 31, 1995 and December 31, 1994 . . . . . . . . . . . . 3

Consolidated Statements of Operations
Three Months Ended March 31, 1995 and 1994 . . . . . . . . . 4

Consolidated Statements of Changes in Shareholders' Equity
Three Months Ended March 31, 1995 and
Year Ended December 31, 1994 . . . . . . . . . . . . . . . . 5

Consolidated Statements of Cash Flows
Three Months Ended March 31, 1995 and 1994 . . . . . . . . . 6

Notes to the Consolidated Financial Statements . . . . . . . 7

Item 2: Management's Discussion and Analysis of Financial
Condition and Results of Operations  . . . . . . . . . . . . 8


PART II:     OTHER INFORMATION

Item 1: Legal Proceedings **
Item 2: Changes in Rights of the Company's Security Holders **
Item 3: Defaults by the Company on its Senior Securities **
Item 4: Results of Votes of Security Holders **
Item 5: Other Information **
Item 6: Exhibits and Reports on Form 8-K . . . . . . . . . . 11

** Not Applicable

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . 12

GOLD RESERVE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
CONSOLIDATED BALANCE SHEETS
March 31, 1995 and December 31, 1994
(UNAUDITED)


                                                                     1995              1994
- -----------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                         $ 5,678,916       $ 6,675,771
Cash held in escrow                                                 4,500,000                --
Investments:
Held-to-maturity securities, at amortized cost                     22,317,417        26,079,822
Accrued interest on investments                                        86,220           259,780
Deposits, advances and other assets                                   417,295           493,956
- -----------------------------------------------------------------------------------------------
Total current assets                                               32,999,848        33,509,329

Available-for-sale securities                                         193,281           177,809
Property, plant and equipment, net                                 10,407,551         9,551,676
Other assets                                                           24,066            24,066
- -----------------------------------------------------------------------------------------------
Total assets                                                      $43,624,746       $43,262,880
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

LIABILITIES

CURRENT LIABILITIES:
Litigation settlement payable (Note 2)                            $ 4,500,000       $ 4,500,000
Accounts payable and accrued expenses                                 629,306           572,713
KSOP note payable, current portion                                     25,000            25,000
- -----------------------------------------------------------------------------------------------
Total current liabilities                                           5,154,306         5,097,713

KSOP note payable, non-current portion                                123,760           123,760
Minority interest in consolidated subsidiaries                        138,525           141,651
- -----------------------------------------------------------------------------------------------
Total current liabilities                                           5,416,591         5,363,124
- -----------------------------------------------------------------------------------------------

Commitments and contingencies

SHAREHOLDERS' EQUITY

Serial preferred stock, no par value
Authorized: 10,000,000 shares, none issued
Common stock, no par value
Shares authorized:    40,000,000 shares
Shares issued:         1995... 19,014,670; 1994... 18,929,668
Shares outstanding:    1995... 18,662,177; 1994... 18,577,175     69,645,991         69,453,393
Common stock held by affiliates                                     (504,276)          (504,276)
Unrealized gain on available-for-sale securities                      94,489             79,017
Accumulated deficit                                              (30,879,289)       (30,979,618)
KSOP debt guarantee                                                 (148,760)          (148,760)
- -----------------------------------------------------------------------------------------------
Total shareholders' equity                                        38,208,155         37,899,756
- -----------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                       $43,624,746        $43,262,880
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements

GOLD RESERVE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 1995 and 1994
(UNAUDITED)

                                                                  1995            1994
- -----------------------------------------------------------------------------------------
OTHER INCOME:

Interest                                                      $  428,611        $  39,681
Foreign currency (loss) gain                                      (3,862)          68,427
Miscellaneous                                                         --           21,676
- -----------------------------------------------------------------------------------------
                                                                 424,749          129,784
- -----------------------------------------------------------------------------------------

EXPENSES:

General and administrative                                       175,334          352,353
Directors' and officers' compensation                             68,830           81,153
Legal and accounting                                              75,359           97,891
Depreciation                                                       6,601            3,545
Minority interest in net loss of consolidated subsidiaries        (3,126)            (117)
Interest expense, net of amount capitalized                        1,422              673
- -----------------------------------------------------------------------------------------
                                                                 324,420          535,498
- -----------------------------------------------------------------------------------------

Income (loss) before income taxes                                100,329         (405,714)
Income tax provision                                                  --               --
- -----------------------------------------------------------------------------------------
Net income (loss)                                                100,329         (405,714)
- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------

Net income (loss) per share                                       $0.01          $(0.03)
- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------

Weighted average common shares outstanding                    18,605,526      $11,790,279
- -----------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements

GOLD RESERVE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 1995 and the Year Ended December 31, 1994 (UNAUDITED)

                                                                                          Unrealized
                                                                              Common        Gain on
                                      Common Shares Issued                  Stock Held   Available-for-
                                      --------------------     Accumulated      By           Sale
                                      Shares        Amount       Deficit    Affiliates    Securities
- -------------------------------------------------------------------------------------------------------
Balance, December 31, 1993         11,723,451    $19,147,345  $ (7,239,140)  $(70,944)          --
Effect of change in accounting
  for investments                                                                         $108,425
Net loss                                                       (23,740,478)
Common stock issued for:
 Services                               6,000         33,000
 Litigation settlement              2,750,000     16,912,500
 Cash                               2,020,000     19,754,290
 Options and warrants               2,430,217     13,650,244
Value attributed to
 issuance of warrants                                800,000
Decrease in unrealized gain on
 available-for-sale securities                                                            (29,408)
Increase in common stock held by
 consolidated subsidiaries                                                   (433,332)
Reduction of shareholders' equity
 associated with change in
 subsidiaries' minority interest                    (843,986)
- --------------------------------------------------------------------------------------------------
Balance, December 31, 1994        18,929,668      69,453,393   (30,979,618)  (504,276)     79,017
Net income                                                         100,329
Common stock issued for:
Options and warrants                  85,002         192,598

Increase in unrealized gain on
 available for sale securities                                                              15,472
- --------------------------------------------------------------------------------------------------
Balance, March 31, 1995           19,014,670      69,645,991  $(30,879,289) $(504,276)     $94,489
- --------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements

GOLD RESERVE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 1995 and 1994
(UNAUDITED)

                                                                     1995        1994
- ----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                 $ 100,329   $ (405,714)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
 Depreciation                                                         6,601        3,545
 Accreted interest on investments                                  (230,863)          --
 Foreign currency loss (gain)                                         3,862      (93,149)
 Common stock issued for services                                        --       33,000
 Minority interest in net loss of consolidated subsidiaries          (3,126)        (117)
 Net gain on disposition and revaluation of equity securities            --      (42,132)
Changes in current assets and liabilities:
 Net increase in current assets                                  (4,249,779)    (103,378)
 Net increase in current liabilities                                 56,593       21,774
- ----------------------------------------------------------------------------------------
Net cash used by operating activities                            (4,316,383)    (586,171)
- ----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturity of held-to-maturity securities             6,022,000           --
Purchase of held-to-maturity securities                          (2,028,732)          --
Purchase of property, plant and equipment                          (866,338)  (1,086,015)
Proceeds from sale of available-for-sale securities                      --       49,073
Deferred financing costs                                                 --     (602,640)
- ----------------------------------------------------------------------------------------
Net cash provided (used) by investing activities                  3,126,930   (1,639,582)
- ----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common shares                             192,598    1,599,096
- ----------------------------------------------------------------------------------------
Net cash provided by financing activities                           192,598    1,599,096
- ----------------------------------------------------------------------------------------

CHANGE IN CASH AND CASH EQUIVALENTS:

Net decrease in cash and cash equivalents                          (996,855)    (626,657)
Cash and cash equivalents - beginning of period                   6,675,771    6,766,712
- ----------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                         5,678,916    6,140,055
- ----------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements

GOLD RESERVE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
Notes To Consolidated Financial Statements
March 31, 1995 (UNAUDITED)

1.  The Company and Significant Accounting Policies:

The Company was incorporated in Montana in 1956 for the purpose of acquiring, exploring and developing mining properties and placing these properties into production. The Company is currently involved in the exploration and development of a potential gold property in Venezuela.

The December 31, 1994 financial information has been derived from the Company's 1994 audited financial statements. The notes to the financial statements as of December 31, 1994, as set forth in the Company's 1994 Form 10-K, substantially apply to these interim financial statements at March 31, 1995, and are not repeated here. The financial information given in the accompanying unaudited financial statements reflects all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation for the periods reported.

The consolidated financial statements include the accounts of the Company; three Venezuelan subsidiaries, Compania Minera Unicornio, C.A. (Unicorn), Gold Reserve de Venezuela, C.A. (GLDRV) and Compania Aurifera Brisas del Cuyuni, C.A. (Brisas); two domestic majority-owned subsidiaries, Great Basin Energies, Inc. (Great Basin) and MegaGold Corporation (MegaGold); and seven Aruban subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's policy is to consolidate those subsidiaries where majority control exists and control is other than temporary.

Three of the Company's majority-owned subsidiaries own shares of the Company. The Company's effective ownership of its own stock (352,493 shares) through these subsidiaries is deducted from common stock outstanding at March 31, 1995 and December 31, 1994, resulting in a difference between common stock issued and outstanding. Due to the availability of net operating loss carryforwards, no income tax provision has been recorded for the three months ended March 31, 1995. Due to the incidence of net operating losses which were not estimated to be utilized, no income tax benefit was recorded for the three months ended March 31, 1995.

2.   Litigation Settlement:

Brisas, which was acquired by the Company in August 1992 to obtain the Brisas alluvial gold concession ("Brisas concession"), was the plaintiff in a lawsuit commenced in Venezuela in July 1992 to rescind a mining lease and purchase option agreement covering the Brisas concession. Brisas and the Company contended the lease was terminable for nonpayment of rentals during a thirteen month period, and that a purchase option contained in the lease, granting Inversiones 871010, C.A., the defendant-lessee, a right of first refusal to purchase the concession was likewise terminable. The defendant-lessee contended its obligation to pay rentals during the disputed period was suspended by Brisas.

In late December 1994, Gold Reserve, on behalf of its Brisas subsidiary, entered a binding agreement to settle all outstanding litigation related to the Brisas concession. Gold Reserve agreed to issue 2,750,000 common shares and 750,000 common share purchase warrants (exercisable at $10 Cdn for 18 months) to the defendants and further agreed to deposit $4.5 million into escrow, to be released to one of the defendants upon the granting of the hardrock or veta rights on the Brisas concession to the Company. In addition, the agreement included limitations regarding future purchases and sales of shares by the defendants, as well as certain conditions pertaining to the defendants' share voting rights.

The total settlement of $22,512,500 was recorded as an expense in the 1994 consolidated statement of operations. The settlement amount represents the market value, on the date of the agreement, of the 2,750,000 common shares, $800,000 attributable to the value of the 750,000 warrants, the $4.5 million placed in escrow, and related settlement costs of approximately $300,000. In conjunction with the settlement of the litigation, the Company and its Brisas subsidiary entered an agreement obligating Brisas to repay the Company the total cost of the settlement, including interest equal to the prime rate charged from time-to-time by the Company's corporate bank plus one half of one percent.

GOLD RESERVE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
March 31, 1995

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

March 31, 1995 compared to March 31, 1994

The Brisas concession, which is owned by the Company's Venezuelan subsidiary, Brisas, is currently being explored. All expenditures related to exploration activities on the Brisas concession have been recorded as capitalized exploration and development costs. The Company has no producing mineral properties at this time.

Consolidated net income for the three months ended March 31, 1995 amounted to $100,329, or $0.01 per share, compared to a consolidated net loss of $405,714, or $0.03 per share, for the same three-month period in 1994.

Other income during the three months ended March 31, 1995 increased approximately $295,000 compared to the same period in 1994. The net increase in other income is primarily attributable to an increase in interest income of approximately $389,000 due to higher levels of invested cash and a decrease in foreign currency gain of approximately $72,000 due to the effect of exchange and price controls implemented by the Venezuelan government and the payoff, in 1994, of a note payable denominated in the Venezuelan currency.

Total expenses during the three months ended March 31, 1995 decreased approximately $211,000 compared to the same period in 1994. The net change in operating expenses is primarily due to decreased costs associated with the Alfa concessions (which were sold in 1994) of approximately $160,000, a decrease in legal and accounting fees of approximately $22,000 and a decrease in general and administrative expenses and directors and officers compensation of approximately $17,000 and $12,000, respectively.

The Company has incurred losses in each of the last five years due to the lack of an operating property or other revenue-generating business activity. Management anticipates that net losses of the Company will continue over the next several years as the result of increased corporate expenditures associated with the management of exploration and development activities on the Brisas concession, even though such expenditures are expected to be offset to some extent by increases in interest income on invested funds. Management estimates the trend of consolidated losses will reverse if and when commercial production occurs at the Brisas concession. However, a number of significant events must occur before commercial production of the Brisas concession can begin, these being the establishment of proven and probable reserves, financing of anticipated mine development costs, and the procurement of all necessary regulatory permits and approvals.

The Company filed an application with the Venezuelan Ministry of Energy and Mines ("MEM") in February of 1993 to obtain an exploration and exploitation concession to the bedrock or veta mineralization believed to underlie the Brisas concession. This application was approved by MEM on March 3, 1995, but has not been submitted for public comment as of May 5, 1995. Management believes MEM approval of its application was delayed as a result of the Brisas lawsuit, and now that such approval has been obtained, the concession will be granted. The Company is not aware of any facts or circumstances which would prevent MEM from submitting the application for public comment and ultimately granting the concession to the Company.

The Venezuelan government, amid economic uncertainties and a bank crisis, suspended certain constitutional rights and implemented certain currency exchange and price controls on June 27, 1994. These exchange and price controls remain in place as of the date of this report, and there is no indication when, and if, such controls will be eliminated or modified. Senior government officials have publicly stated that foreign private investment is encouraged, particularly in the Guayana region where the Company's Brisas concession is located.

Venezuela has generally encouraged foreign investment in the past, and the Company believes there presently exist no significant policies, license requirements or other regulations which might present barriers to its continued investment in the country. Venezuela has experienced significant inflation during each of the years in which the Company has been present in the country, and such inflation can be expected to continue. Inflation and other economic conditions have resulted in political and social turmoil on occasion, which also can be expected to continue. Whether and to what extent these conditions may materially adversely affect the Company's operations in the future cannot be predicted.

GOLD RESERVE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
March 31, 1995

LIQUIDITY AND CAPITAL RESOURCES

INVESTING

Gold Reserve acquired the Brisas concession in late 1992 and initiated a limited auger and diamond drill program. At that time the property was the subject of a lawsuit over ownership, which was ultimately settled in December, 1994. The drilling conducted in 1993 indicated a potentially large area of gold and copper mineralization, including some high grade gold and copper intercepts. Drilling in 1994 was interrupted by activities related to the lawsuit. In early 1995, drilling recommenced with one diamond drill which has subsequently been increased to three drills.

The Company continues to focus its attention on exploring the Brisas concession, with a view toward establishing a commercially mineable resource. During the three months ended March 31, 1995, the Company expended approximately $0.9 million on the Brisas concession. On a cumulative basis since inception, the Company has expended approximately $32.9 million on the Brisas concession. The majority of these cumulative costs are attributable to litigation settlement costs of $22.5 million which were expensed in 1994, concession acquisition costs of approximately $2.0 million and capitalized development and exploration costs of $7.6 million. The 1995 exploration program is expected to include an estimated 40,000 meters of auger and core drilling and management estimates the program will cost approximately $8.0 million, inclusive of related personnel and administrative costs. Amounts expended on the drilling program may vary, however, depending on the results of exploration as the program proceeds.

To-date, in 1995, there have been 36 diamond drill holes that have averaged 200 meters in depth with a few over 300 meters. The drilling has centered on two areas of the main Brisas-Las Cristinas trend as well as two other targets on the concession. All holes have been spaced at 100 meter intervals. The drilling on the concession has indicated two main areas of widespread mineralization, both of which have not been defined as to length, width, and depth. These areas are referred to as the Pozo Azul in the northeast part of the property and the Laguna Donna which is located in the central part of the property, south of and on strike to the Pozo Azul. Geophysics indicates that the Laguna Donna may be an extension of the Brisas trend. Drilling is planned for the Laguna Donna in the near future. Generally the mineralization is characterized by a higher grade central zone (in addition to the high grade Blue Whale horizon), and surrounded by a larger low grade zone.

The Pozo Azul region has been drilled with over 50 diamond and auger holes and to-date an area of wide mineralization has been discovered. Drilling has confirmed a strike length of over 750 meters, and it is open to the south and to the north. Placer's Las Cristinas property is 240 meters north of the closest drill hole. The width of the mineralization ranges from 150 meters to more than 300 meters, but is not yet fully defined. The mineralization is also open at depth as some of the holes bottomed in gold and/or copper mineralization. Some of the holes have been drilled at a 60 degree incline and some are vertical to assist in determining the true thickness of the mineralized zones.

In addition to the widespread mineralization, there is also the "Blue Whale" horizon, which outcrops in the northeast corner of the property in the Pozo Azul pit, and dips to the southwest of the property. This is believed to be the locus or "feeder zone" for the Brisas mineralization. The recent drilling has extended the length of the Blue Whale to over 600 meters along strike. The Blue Whale is characterized by much higher grade gold and copper mineralization, with grades of 6 grams of gold per ton and higher, and over one percent copper have been encountered with very limited drilling. Preliminary results indicate that the Blue Whale could be up to 32 meters thick and 120 meters down dip. This horizon appears open at depth. The last hole encountered the Blue Whale at a depth of 328 meters and the Company is awaiting assays on this hole.

The Laguna Donna area which is in the center of the property and along strike to the Pozo Azul is now our focus for more intense drilling. The limited drilling to date indicates a mineralized zone of at least 350 meters in length and up to 350 meters in width and the mineralization is open to the north as well as the south. Over 20 holes are planned to be drilled in this area. So far, this zone is more characterized by gold rather than copper.

Currently, three drills rigs are working on the property, with plans for 75 drill holes in the first phase of the 1995 drilling program. The Company has drilled over 40 holes to date and are awaiting assays on 15 holes. As drill information and assay data is received it is entered into our geologic computer modeling program which will assist in locating drill holes for the next phase of drilling. The second phase of drilling, totaling some 75 diamond drill holes will be closer spaced, and should allow for the calculation of an initial resource estimate later this year.

GOLD RESERVE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
March 31, 1995

The Company has not obtained sufficient information to date to calculate an initial geologic resource or proven (measured) or probable (indicated) reserves, if any. The limited results from the drilling efforts to-date are preliminary and no mineral reserves can be inferred or assumed at this time. Previous exploration activities on the concession have included mapping, surface sampling and assaying, geophysics, geochemistry, preliminary metallurgical testing, airborne magnetic and radiometric surveys, and diamond and auger drilling. These activities have confirmed the existence of an anomaly approximately one mile (1.8 kilometers) in length, on strike with a deposit on Placer Dome Inc.'s Las Cristinas concession to the north. Placer Dome Inc. has announced geologic reserves on its Las Cristinas concession of more than 8 million ounces of gold.

Management estimates that an announcement regarding an initial geologic reserve, if any, will not be made prior to late 1995. The exact timing of such an announcement will be subject to the results of exploration on the property. Commercial development, if warranted, is not likely to commence in less than twelve to eighteen months and significant revenue and cash flow from mining operations is unlikely to occur before twelve to eighteen months thereafter.

FINANCING

On February 15, 1995 the board of directors of the Company approved a one year extension of the expiration date, from March 15, 1995 to March 15, 1996, of 1,000,000 share purchase warrants issued in March of 1994. The warrants are exercisable at the price of $13.00 per share, and the Company would obtain an additional $13 million if and when these warrants are exercised.

In November of 1994, the Company established a $3.6 million revolving line of credit with a domestic bank. The borrowing arrangement is collateralized by investments, expires in January 1996 and bears interest based on the bank's stated prime rate. No advances have been made to the Company under this credit line.

As of May 5, 1995, the Company held approximately $27 million in unrestricted cash and held-to-maturity securities. Whether, and to what extent, additional or alternative financing options are pursued by the Company will depend on a number of important factors, including: the results of exploration and development activities on the Brisas concession; management's assessment of the financial markets; the successful acquisition of additional properties or projects, if any; and the overall capital requirements of the consolidated group. At this time, management anticipates that its current cash position, together with the proceeds expected to be received from any future exercise of outstanding warrants, will be sufficient to cover estimated operational and capital expenditures associated with the exploration and development of the Brisas concession into 1997.

GOLD RESERVE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
March 31, 1995

PART II: OTHER INFORMATION

Item 1: Legal Proceedings **
        See footnote 2 to the consolidated financial statements.
Item 2: Changes in Rights of the Company's Security Holders **
Item 3: Defaults by the Company on its Senior Securities **
Item 4: Results of Votes of Security Holders **
Item 5: Other Information **

** Not Applicable

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits: None

(b)  Reports on Form 8-K

     A Current Report on Form 8-K, dated December 31, 1994, relating to the settlement of the Brisas litigation was filed on January 6, 1995.

GOLD RESERVE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
March 31, 1995

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                GOLD RESERVE CORPORATION


May 5, 1995                                By: \s\Robert A. McGuinness
                                                ----------------------
                                                Robert A. McGuinness
                                                Vice President - Finance
                                                Chief Financial Officer