Form 10-Q
period 1995-06-30
GOLD RESERVE CORP
filed 1995-08-14
CIK 42119

FORM 10-Q

     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended June 30, 1995



     GOLD RESERVE CORPORATION





     State Of Incorporation:   . . . . . . .    Montana
     Commission File Number: . . . . . . . .    1-8372
     IRS Employer Identification No: . . . .    81-0266636

     Address Of Principal Executive Offices:    1940 Seafirst Financial
                                                  Center
                                                Spokane, Washington
                                                  99201
     Registrant's Telephone Number:  . . . .    (509) 623-1500

     Securities registered pursuant to Section 12(b) of the Act:
     Title Of Each Class:  . . . . . . . . .    Common Stock
     Name Of Each Exchange On Which Registered: NASDAQ
                                                The Toronto Stock
                                                  Exchange


     Securities registered pursuant to Section 12(g) of the Act:  None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]


     The number of shares of common stock outstanding at August 9, 1995, was 20,432,444.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     For the Three and Six Months Ended June 30, 1995
     (unaudited)


     TABLE OF CONTENTS

     PART I:   FINANCIAL INFORMATION

                                                                       PAGE

       Item 1: Consolidated Balance Sheets
               June 30, 1995 and December 31, 1994   . . . . . . . . . .  3

               Consolidated Statements of Operations
               Three and Six Months Ended June 30, 1995 and 1994   . . .  4

               Consolidated Statements of Changes in Shareholders' Equity Six Months Ended June 30, 1995 and Year Ended
               December 31, 1994   . . . . . . . . . . . . . . . . . . .  5

               Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1995 and 1994   . . . . . . . .  6

               Notes to the Consolidated Financial Statements  . . . . .  7

       Item 2: Management's Discussion and Analysis of Financial
               Condition and Results of Operations   . . . . . . . . . .  9


     PART II:  OTHER INFORMATION

       Item 1: Legal Proceedings **
       Item 2: Changes in Securities **
       Item 3: Defaults upon Senior Securities **
       Item 4: Submission of Matters to a Vote of Security Holders
       Item 5: Other Information **
       Item 6: Exhibits and Reports on Form 8-K    . . . . . . . . . .   14
               ** Not Applicable

     SIGNATURE     . . . . . . . . . . . . . . . . . . . . . . . . . .   15

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS
     June 30, 1995 and December 31, 1994
     (unaudited)

                                                   June 30,    December 31,
                                                     1995          1994
                                                 -----------   -----------
                     ASSETS
     Current Assets:
       Cash and cash equivalents                 $ 8,301,016   $ 6,675,771
       Cash held in escrow (Note 3)                4,500,000
     Investments:
       Held-to-maturity securities, at
         amortized cost                           18,322,367    26,079,822
       Accrued interest on investments               522,806       259,780
       Deposits, advances and other assets           489,258       493,956
                                                 -----------   -----------
           Total current assets                   32,135,447    33,509,329

     Available-for-sale securities                   221,851       177,809
     Property, plant and equipment, net           20,516,283     9,551,676
     Other assets                                     24,733        24,066
                                                 -----------   -----------
           Total assets                          $52,898,314   $43,262,880
                                                 ===========   ===========

                   LIABILITIES
     Current Liabilities:
       Litigation settlement payable (Note 3)    $ 4,500,000   $ 4,500,000
       Accounts payable and accrued expenses         630,471       572,713
       KSOP note payable, current portion             92,246        25,000
                                                 -----------   -----------
           Total current liabilities               5,222,717     5,097,713

     KSOP note payable, non-current portion           56,514       123,760
     Minority interest in consolidated
       subsidiaries                                   95,394       141,651
                                                 -----------   -----------
           Total liabilities                       5,374,625     5,363,124
                                                 -----------   -----------
     Commitments and contingencies (Note 2)              _             _
                                   (Continued)

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS, Continued
     June 30, 1995 and December 31, 1994
     (unaudited)

                                                   June 30,    December 31,
                                                     1995          1994
                                                 -----------   -----------
              SHAREHOLDERS' EQUITY
     Serial preferred stock, no par value
       Authorized: 10,000,000 shares, none issued        _             _
     Common stock, no par value (Note 2)
       Shares authorized:  40,000,000 shares
       Shares issued:  1995 - 20,407,188,
         1994 - 18,929,668; shares outstanding:
         1995 - 19,926,144, 1994 - 18,577,175     79,702,954    69,453,393
     Common stock held by affiliates              (1,428,565)     (504,276)
     Unrealized gain on available-for-sale
       securities                                     80,677        79,017
     Accumulated deficit                         (30,682,617)  (30,979,618)
     KSOP debt guarantee                            (148,760)     (148,760)

           Total shareholders' equity             47,523,689    37,899,756
                                                 -----------   -----------
           Total liabilities and shareholders'
             equity                              $52,898,314   $43,262,880
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three and Six Months Ended June 30, 1995 and 1994 (unaudited)

                                                  Three Months Ended           SixMonthsEnded
                                              -------------------------   -------------------------
                                                  1995          1994          1995          1994
                                              -----------   -----------   -----------   -----------
     Other Income:
       Interest                               $   775,655   $   269,401   $ 1,204,266   $   309,082
       Foreign currency (loss) gain                (4,510)      274,725        (8,372)      343,152
       Miscellaneous                                  -          14,309           -          35,985
                                              -----------   -----------   -----------   -----------
                                                  771,145       558,435     1,195,894       688,219
                                              -----------   -----------   -----------   -----------
     Expenses:
       General and administrative                 368,386       424,113       543,720       776,466
       Directors' and officers' compensation       54,987        71,225       123,817       152,378
       Legal and accounting                       142,149        72,259       217,508       170,150
       Writedown of capitalized exploration
         and development cost                         -         750,000           -         750,000
       Depreciation                                 6,723         3,633        13,324         7,178
       Minority interest in net loss of
         consolidated subsidiaries                    -          (1,970)       (3,126)       (2,087)
       Interest expense, net of amount
         capitalized                                2,228           864         3,650         1,537
                                              -----------   -----------   -----------   -----------
                                                  574,473     1,320,124       898,893     1,855,622
                                              -----------   -----------   -----------   -----------
     Income (loss) before income taxes            196,672      (761,689)      297,001    (1,167,403)
     Income tax provision                             -             -             -             -
                                              -----------   -----------   -----------   -----------
     Net income (loss)                        $   196,672   $  (761,689)  $   297,001   $(1,167,403)
                                              ===========   ===========   ===========   ===========
     Net income (loss) per share              $      0.01   $     (0.06)  $      0.01   $     (0.10)
                                              ===========   ===========   ===========   ===========
     Weighted average common shares
       outstanding                             18,916,606    12,671,050    18,735,539    12,229,179
                                              ===========   ===========   ===========   ===========
     The accompanying notesare anintegral partof theconsolidated financialstatements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     For the Six Months Ended June 30, 1995 and the Year Ended December 31, 1994 (unaudited)

                                                                                            Unrealized
                                                                                Common      Gain(Loss)
                                      Common Shares Issued                    StockHeld    onAvailable-
                                   --------------------------   Accumulated       By         for-Sale
                                      Shares        Amount        Deficit     Affiliates    Securities
                                   ------------  ------------  ------------  ------------  ------------
     Balance, December 31, 1993      11,723,451  $ 19,147,345  $ (7,239,140) $   (70,944)  $        -
     Effect of change in account-
       ing for investments                                                                      108,425
     Net loss                                                   (23,740,478)
     Common stock issued for:
       Services                           6,000        33,000
       Litigation settlement
         (Note 3)                     2,750,000    16,912,500
       Cash                           2,020,000    19,754,290
       Options and warrants           2,430,217    13,650,244
     Value attributed to
       issuance of warrants
       (Note 3)                                       800,000
     Decrease in unrealized gain
       on available-for-sale
       securities                                                                               (29,408)
     Increase in common stock held
       by consolidated subsidiaries                                              (433,332)
     Reduction of shareholders'
       equity associated with
       change in subsidiaries'
       minority interest                             (843,986)
                                   ------------  ------------  ------------  ------------  ------------
     Balance, December 31, 1994      18,929,668    69,453,393   (30,979,618)     (504,276)       79,017
                                   ------------  ------------  ------------  ------------  ------------
                                                  (Continued)

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, Continued
     For the Six Months Ended June 30, 1995 and the Year Ended December 31, 1994 (unaudited)

                                                                                            Unrealized
                                                                                Common      Gain (Loss)
                                      Common Shares Issued                    Stock Held   on Available-
                                   --------------------------   Accumulated       By         for-Sale
                                      Shares        Amount        Deficit     Affiliates    Securities
                                   ------------  ------------  ------------  ------------  ------------
     Balance, December 31, 1994      18,929,668  $ 69,453,393  $(30,979,618) $   (504,276) $     79,017
     Net income                                                     297,001
     Common stock issued for:
       Options                          148,335       374,457
       Minority interest of con-
         solidated subsidiaries
         (Note 2)                     1,329,185     9,882,028
     Increase in common stock
       held by consolidated
       subsidiaries                                                              (924,289)
     Increase in unrealized
       gain on available-for-
       sale securities                                                                            1,660
     Reduction of shareholder's
       equity associated with
       change in subsidiaries'
       minority interest                               (6,924)
                                   ------------  ------------  ------------  ------------  ------------
     Balance, June 30, 1995          20,407,188  $ 79,702,954  $(30,682,617) $ (1,428,565) $     80,677
                                   ============  ============  ============  ============  ============

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Six Months Ended June 30,1995 and 1994
     (unaudited)

                                                     1995          1994
                                                 -----------   -----------
     Cash flows from operating activities:
       Net income (loss)                         $   297,001   $(1,167,403)
     Adjustments to reconcile net income (loss)
       to net cash used by operating activities:
         Depreciation                                 13,324         7,178
         Accreted interest on investments           (421,153)          -
         Foreign currency loss (gain)                  8,372      (363,235)
         Writedown of capitalized exploration
           and development costs                         -         750,000
         Common stock issued for services                -          33,000
         Minority interest in net loss of
           consolidated subsidiaries                  (3,126)       (2,087)
         Net gain on disposition and revaluation
           of equity securities                          -         (61,635)
         Changes in current assets and
           liabilities:
             Net increase in current assets       (4,758,328)         (368)
             Net increase in current liabilities      57,758         3,396
                                                 -----------   -----------
               Net cash used by operating
                 activities                       (4,806,152)     (801,154)
                                                 -----------   -----------
     Cash flows from investing activities:
       Proceeds from maturity of held-to-
         maturity securities                      16,170,000           -
       Purchase of held-to-maturity securities    (7,991,392)          -
       Purchase of property, plant and
         equipment                                (2,121,001)   (2,503,315)
       Proceeds from sale of available-for-sale
         securities                                      -          75,769
       Other                                            (667)          -
                                                 -----------   -----------
     Net cash provided (used) by investing
       activities                                  6,056,940    (2,427,546)
                                                 -----------   -----------

                                   (Continued)

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
     For the Six Months Ended June 30,1995 and 1994
     (unaudited)

                                                     1995          1994
                                                 -----------   -----------
     Cash flows from financing activities:
       Principal payments on Brisas contract     $       -     $   (30,661)
       Proceeds from issuance of common shares       374,457    32,852,304
                                                 -----------   -----------
     Net cash provided by financing activities       374,457    32,821,643
                                                 -----------   -----------
     Change in cash and cash equivalents:
       Net increase in cash and cash equivalents   1,625,245    29,592,943
       Cash and cash equivalents - beginning of
         period                                    6,675,771     6,766,712
                                                 -----------   -----------
       Cash and cash equivalents - end of period $ 8,301,016   $36,359,655
                                                 ===========   ===========
     Supplemental cash flow information:
       Non-cash investing and financing
         activities
       Exchange of shares for minority interest
         in subsidiaries                           9,882,028           -

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     Notes to Consolidated Financial Statements
     June 30, 1995 (unaudited)


     1.  The Company and Significant Accounting Policies:

         The Company was incorporated in Montana in 1956 for the purpose of acquiring, exploring and developing mining properties and placing these properties into production. The Company is currently involved in the exploration and development of a potential gold property in Venezuela.

         The December 31, 1994 financial information has been derived from the Company's 1994 audited financial statements. The notes to the financial statements as of December 31, 1994, as set forth in the Company's 1994 Form 10_K, substantially apply to these interim financial statements at June 30, 1995, and are not repeated here. The financial information given in the accompanying unaudited financial statements reflects all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation for the periods reported.

         The consolidated financial statements include the accounts of the Company; Glandon Company A.V.V. ("Glandon"), and Gold Reserve de Aruba ("Gold Reserve Aruba"); three Venezuelan subsidiaries, Compania Minera Unicornio, C.A. (Unicorn), Gold Reserve de Venezuela, C.A. (GLDRV) and Compania Aurifera Brisas del Cuyuni, C.A. (Brisas); two domestic majority-owned subsidiaries, Great Basin Energies, Inc. (Great Basin) and MegaGold Corporation (MegaGold); and five additional Aruban subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's policy is to consolidate those subsidiaries where majority control exists and control is other than temporary.

         Three of the Company s majority or wholly-owned subsidiaries own shares of the Company. The Company's effective ownership of its own stock (481,044 shares) through these subsidiaries is deducted from common stock outstanding at June 30, 1995 and December 31, 1994, resulting in a difference between common stock issued and outstanding.

         Due to the availability of net operating loss carryforwards, no income tax provision has been recorded for the six months ended June 30, 1995. Due to the incidence of net operating losses which cannot be currently utilized, no income tax benefit was recorded for the six months ended June 30, 1995.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     Notes to Consolidated Financial Statements, Continued
     June 30, 1995 (unaudited)


     2.  Exchange of Shares for Minority Interest in Subsidiaries:

         Pursuant to a plan of exchange approved by the Company s shareholders on May 19, 1995, each issued and outstanding share of Gold Reserve Aruba and Glandon, other than shares held by the Company, was exchanged for shares of the Company. As a result of the exchange which was completed on June 23, 1995, the Company issued 1,329,185 common shares. In consequence of the exchange, Gold Reserve Aruba and Glandon are now wholly-owned subsidiaries of the Company and in effect the Company increased its indirect ownership in the Brisas concession from 91% to 100%.


     3.  Litigation Settlement:

         In late December 1994, Gold Reserve, on behalf of its Brisas subsidiary, entered a binding agreement to settle all outstanding litigation related to the Brisas concession. Brisas was the plaintiff in a lawsuit commenced in Venezuela in July 1992 to rescind a mining lease and purchase option agreement covering the Brisas concession. Brisas and the Company contended the lease was terminable for nonpayment of rentals during a thirteen month period, and that a purchase option contained in the lease, granting a right of first refusal to purchase the concession was likewise terminable. Gold Reserve agreed to issue 2,750,000 common shares and 750,000 common share purchase warrants (exercisable at $10 Cdn for 18 months) to the defendants and further agreed to deposit $4.5 million into escrow, to be released to one of the defendants upon the granting of the hardrock or veta rights on the Brisas concession to the Company.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1995


     ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

     RESULTS OF OPERATIONS
     June 30, 1995 compared to June 30, 1994

     The Company's primary business activity is the exploration and development of the Brisas Concession, located in Venezuela. All expenditures related to exploration activities on the Brisas concession have been recorded as capitalized exploration and development costs. The Company has no producing mineral properties at this time.

     Consolidated net income for the three and six months ended June 30, 1995 amounted to $196,672 and $297,001, or $0.01 and $0.01 per share, respectively, compared to a consolidated net loss of $761,689 and 1,167,403, or $0.06 and $0.10 per share, respectively, for the same periods in 1994.

     Other income during the three and six months ended June 30, 1995 increased approximately $213,000 and $508,000, respectively, compared to the same periods in 1994. The net increase in other income is primarily attributable to an increase in interest income of approximately $506,000 and $895,000, respectively, due to higher levels of invested cash and a decrease in foreign currency gain of approximately $279,000 and $351,000, respectively, due primarily to the effect of exchange and price controls implemented by the Venezuelan government and the payment of a note payable denominated in the Venezuelan currency, in 1994.

     Total expenses during the three and six months ended June 30, 1995 decreased approximately $746,000 and $957,000 compared to the same period in 1994. The net change in operating expenses for the three month comparison is primarily due to the writedown of $750,000 of capitalized exploration and development costs related to the Alfa concession in June, 1994, a decrease in general and administrative costs and directors and officers compensation of $56,000 and $16,000 respectively and an increase in legal and accounting costs of $70,000. The net change in operating expenses for the six month comparison is primarily due to the $750,000 writedown of capitalized exploration and development costs, a decrease in general and administrative costs and directors and officers compensation of approximately $233,000 and $29,000 respectively and an increase in legal and accounting costs of $47,000. The decrease in general and administrative costs and directors and officers compensation for the three month and six months ended June 30, 1995 was due to a reduction in employee related costs. The increase in legal and accounting costs over the same periods was related to completion of the settlement of the Brisas litigation.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1995

     The Company has incurred losses in each of the last five years due to the lack of an operating property or other revenue-generating business activity. Management anticipates that net losses of the Company will continue over the next several years as the result of expenditures associated with the management of exploration and development activities on the Brisas concession and other properties, even though such expenditures are expected to be offset to some extent by interest income on invested funds. In addition, management expects continued increases in capitalized exploration and development costs as a result of activities on the Brisas concession which may or may not be recovered in future periods. Management estimates the trend of consolidated losses will reverse if and when commercial production occurs at the Brisas concession. However, a number of significant events must occur before commercial production, if any, on the Brisas concession can begin, these being the establishment of proven and probable reserves, financing of anticipated mine development costs, and the procurement of all necessary regulatory permits and approvals.

     The Company filed an application with the Venezuelan Ministry of Energy and Mines ( MEM ) in February of 1993 to obtain an exploration and exploitation concession to the bedrock or veta mineralization believed to underlie the Brisas alluvial concession. MEM has informed the Company the application was approved on March 3, 1995, but has not been submitted for public comment as of August 9, 1995. The Company is not aware of any facts or circumstances which would prevent MEM from submitting the application for public comment and ultimately granting the bedrock or veta concession to the Company.

     The Venezuelan government, amid economic uncertainties and a bank crisis, suspended certain constitutional rights and implemented certain currency exchange and price controls on June 27, 1994. Some constitutional rights have been re-established although the exchange and price controls remain in place as of the date of this report, and there is no indication when, and if, such controls will be eliminated or significantly modified. Senior government officials have publicly stated that foreign private investment is encouraged, particularly in the Guayana region where the Company's Brisas concession is located.

     Venezuela has generally encouraged foreign investment in the past, and the Company believes there presently exist no significant policies, license requirements or other regulations which might present barriers to its continued investment in the country. Venezuela has experienced significant inflation during each of the years in which the Company has been present in the country, and such inflation can be expected to continue. Inflation and other economic conditions have resulted in political and social turmoil on occasion, which also can be expected to continue. Whether and to what extent these conditions may materially adversely affect the Company's operations in the future, if at all, cannot be predicted.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1995


     LIQUIDITY AND CAPITAL RESOURCES

     Investing:

     Gold Reserve acquired the Brisas concession in late 1992 and initiated a limited auger and diamond drill program. At that time the property was the subject of a lawsuit over ownership, which was ultimately settled in December, 1994. Exploration activities on the concession have included mapping, surface sampling and assaying, geophysics, geochemistry, preliminary metallurgical testing, airborne magnetic and radiometric surveys, and diamond and auger drilling. These activities have confirmed the existence of an anomaly approximately one mile (1.8 kilometers) in length, on strike with a deposit on Placer Dome Inc.'s Las Cristinas concession to the north. Placer Dome Inc. has announced geologic reserves on its Las Cristinas concession of more than 9 million ounces of gold. The drilling conducted in 1993 indicated a potentially large area of gold and copper mineralization, including some high-grade gold and copper intercepts. Drilling in 1994 was severely interrupted by activities related to the lawsuit. In early 1995, drilling recommenced with the objective of gathering sufficient drilling data to establish an initial geologic resource prior to the end of 1995.

     The Company's primary focus is the exploration and development of the Brisas concession. During the three and six months ended June 30, 1995, the Company expended approximately $1.3 and 2.2 million, respectively, on the Brisas concession. On a cumulative basis since inception, the Company has expended approximately $43.8 million relating to the Brisas concession.

     These cumulative costs are attributable to litigation settlement costs of $22.5 million ($17.5 million of which was stock and warrants) which were expensed in 1994, common stock valued at $9.8 million issued to purchase the minority interest in subsidiaries which own the Brisas concession, concession acquisition costs of approximately $2.0 million, capitalized development and exploration costs of $8.9 million and $.6 million for equipment.

     The present 1995 exploration program is expected to include up to 30,000 meters of auger and core drilling and management estimates the program will cost approximately $5 to 6 million, inclusive of related personnel and administrative costs. Actual amounts expended on the 1995 drilling program may vary, however, depending on the drilling results as the program proceeds.

     The Company is currently working in three significant areas or zones contained within the main trend in its efforts to define the mineralization located on the concession. The main trend generally has a variable width of 200 to 300 meters, with some areas of the main

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1995


     trend extending to 600 meters in width. To-date, in 1995, there have been 55 diamond drill holes that have averaged 200 meters in depth with a few over 300 meters. All holes have been spaced at 100 meter intervals. Based on current information, the mineralized trend appears to extend at least two-thirds of the length of the 2500 meter long concession. The three significant areas or zones of interest within this trend are 1) the Pozo Azul zone located in the northern part of the concession, 2) the high-grade Blue Whale hardrock structure which is contained within the Pozo Azul zone and 3) the Laguna Donna zone immediately to the south of the Pozo Azul zone. Generally the mineralization is characterized by a large low grade system with a higher grade core. In addition to this the Pozo Azul zone contains the high grade gold copper zone called the "Blue Whale" which is characterized by much higher grades of gold as well as copper. Low grade copper is also present in the Pozo Azul zone outside the higher grade core, whereas there is little copper present in the Laguna Donna area.

     The Pozo Azul zone has been drilled with over 100 diamond and auger holes and to-date an area of wide spaced mineralization has been indicated. Drilling has confirmed a strike length of at least 850 meters and is open to the south. The width of the mineralization typically ranges from 200 meters to more than 300 meters with depths of up to 200 meters and is surrounded, mainly to the east, by additional shallow mineralization of as much as 600 meters wide. The mineralization is also open at depth as some of the holes bottomed in gold and/or copper mineralization.

     The high-grade Blue Whale horizon, which is contained within the Pozo Azul zone, outcrops in the northeast corner of the property in the Pozo Azul pit, and dips to the southwest of the property. This is believed to be the locus or "feeder zone" for the Brisas mineralization. Limited drilling has indicated the length of the Blue Whale may be over 600 meters along strike. The Blue Whale is characterized by much higher grade gold and copper mineralization, with grades of 6 grams of gold per ton and higher, and over one percent copper has been encountered with very limited drilling. Preliminary results indicate that the Blue Whale could be up to 32 meters thick and 120 meters down dip. The Blue Whale has been encountered at a depth of 328 meters and appears to be open at depth.

     The Laguna Donna area is in the center of the property and along strike and south of Pozo Azul zone. The drilling to date indicates a mineralized zone of up to 350 meters in width, 350 meters long and has mineralization at depths exceeding 300 meters. The mineralization is open to the north as well as the south. So far, this zone is more characterized by gold. Currently, one drill rig is working on the property. As drill information and assay data is received it is entered into our geologic computer modeling program which will assist in locating future drill holes. This next phase will be mostly in-fill drilling, directed towards the compilation of data for a feasibility study.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1995


     The Company has not obtained sufficient information to date to calculate an initial geologic resource or proven (measured) or probable (indicated) reserves, if any. The limited results from the drilling efforts to-date are preliminary and no mineral reserves can be inferred or assumed at this time.

     Management estimates that an announcement regarding an initial geologic resource, if any, will be made in late September, 1995. The exact timing of such an announcement will be subject to the results of exploration on the property. Commercial development, if warranted, is not likely to commence in less than twelve to eighteen months and significant revenue and cash flow from mining operations is unlikely to occur before twelve to eighteen months thereafter.

     Financing:

     Cashflow used by operating activities during the six months ended
     June 30, 1995 and 1994 increased by approximately $4 million. This increased use of cash is principally the result of the transfer of $4.5 million into escrow, pursuant to the Brisas litigation settlement agreement finalized in January 1995, offset by an increase in net income from a $1.2 million net loss for the six months ended June 30, 1994 to net income of $.3 million for the six months ended June 30, 1995. A reduction in foreign currency gain of approximately $.35 million and an increase in accreted interest of approximately $.42 million over the prior comparable period also contributed to the change in cash used by operating activities. Cashflow provided from investing activities increased from a $2.5 million use of funds during the six months ended June 30, 1994 to a $6 million source of funds during the six months ended June 30, 1995. The net change of approximately $8.5 million is primarily a result of net maturities of investment securities which provided approximately $8 million. Cashflow provided by financing activities decreased by approximately $32.5 million as a result of a reduction in sales of common stock.

     As of August 9, 1995, the Company held approximately $26 million in unrestricted cash and held-to-maturity securities. In addition, $4.5 million in cash was held in escrow, to be released to one of the defendants in the Brisas litigation upon the granting of the hardrock or veta rights on the Brisas concession to the Company. Whether, and to what extent, additional or alternative financing options are pursued by the Company in the future will depend on a number of important factors, including: the results of exploration and development activities on the Brisas concession; management's assessment of the financial markets; the successful acquisition of additional properties or projects, if any; and the overall capital requirements of the consolidated group. At this time, management anticipates that its current cash position, together with the proceeds expected to be received from any future exercise of outstanding warrants, will be sufficient to cover estimated operational and capital expenditures associated with the exploration and development of the Brisas concession into 1997.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1995


     PART II:  OTHER INFORMATION

     Item 1:   Legal Proceedings **
     Item 2:   Changes in Securities **
     Item 3:   Defaults upon Senior Securities **
     Item 4:   Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of Shareholders was held on May 19, 1995.
     (b) The following Board of Director members were re-elected at the above meeting and continued in office after the meeting:
               Rockne J. Timm
               A. Douglas Belanger
               Patrick D. McChesney
               Jean Charles Potvin
               James H. Coleman
     (c) The following matters were among the items voted upon at the meeting:

                                              Votes Cast
                                        ----------------------
                                            For       Against    Absentions
                                        ----------   ---------   ----------
     1.  Approval of plan of exchange
         of shares for the minority
         interest of consolidated
         subsidiaries                    5,680,447      75,805    2,814,591
     2.  Election of Directors
         a.  Rockne J. Timm             10,182,408       4,498       39,661
         b.  A. Douglas Belanger        10,182,408       4,498       39,661
         c.  Patrick D. McChesney       10,182,408       4,498       39,661
         d.  Jean Charles Potvin        10,182,408       4,498       39,661
         e.  James H. Coleman           10,182,408       4,498       39,661
     3.  Adjustment of exercise prices
         of outstanding options under
         1992 stock option plan          6,170,632   1,209,845    2,781,690
     4.  Increase in number of options
         available for grant under
         1994 stock option plan          3,186,126   1,024,927    2,830,454
     5.  Approval of the purchase of
         common stock of the combined
         401(k) salary reduction plan
         and employee stock ownership
         plan                            4,120,096      99,404    2,822,187
     6.  Ratification of Coopers &
         Lybrand L.L.P. as independent
         auditors                        9,689,060     490,241       27,295

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1995


     Item 5:   Other Information **
     ** Not Applicable

     Item 6:  Exhibits and Reports on Form 8-K
     (a)  Exhibits:
          27.  Financial Data Schedule
     (b)   Reports on Form 8-K:

     A Current Report on Form 8-K, dated June 23, 1995, relating to the exchange of shares for the minority interest of consolidated subsidiaries was filed on June 28, 1995.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1995


     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     GOLD RESERVE CORPORATION


     August 9, 1995              By: /s/ Robert A. McGuinness
                                     --------------------------------------
                                     Robert A. McGuinness
                                     Vice President-Finance
                                     Chief Financial Officer