Form 10-Q/A
period 1995-06-30
GOLD RESERVE CORP
filed 1995-08-21
CIK 42119

FORM 10-Q/A
     AMENDMENT No. 1

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

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q/A
     AMENDMENT No. 1

     CONSOLIDATED BALANCE SHEETS
     June 30, 1995 and December 31, 1994
     (unaudited)

                                                   June 30,    December 31,
                                                     1995          1994
                                                 -----------   -----------
                     ASSETS
     Current Assets:
       Cash and cash equivalents                 $ 8,301,016   $ 6,675,771
       Cash held in escrow (Note 3)                4,500,000
     Investments:
       Held-to-maturity securities, at
         amortized cost                           18,314,028    26,079,822
       Accrued interest on investments               109,877       259,780
       Deposits, advances and other assets           489,258       493,956
                                                 -----------   -----------
           Total current assets                   31,714,179    33,509,329

     Available-for-sale securities                   221,851       177,809
     Property, plant and equipment, net           20,516,283     9,551,676
     Other assets                                     24,733        24,066
                                                 -----------   -----------
           Total assets                          $52,477,046   $43,262,880
                                                 ===========   ===========

                   LIABILITIES
     Current Liabilities:
       Litigation settlement payable (Note 3)    $ 4,500,000   $ 4,500,000
       Accounts payable and accrued expenses         630,471       572,713
       KSOP note payable, current portion             92,246        25,000
                                                 -----------   -----------
           Total current liabilities               5,222,717     5,097,713

     KSOP note payable, non-current portion           56,514       123,760
     Minority interest in consolidated
       subsidiaries                                   95,394       141,651
                                                 -----------   -----------
           Total liabilities                       5,374,625     5,363,124
                                                 -----------   -----------
     Commitments and contingencies (Note 2)              _             _
                                   (Continued)

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q/A
     AMENDMENT No. 1

     CONSOLIDATED BALANCE SHEETS, Continued
     June 30, 1995 and December 31, 1994
     (unaudited)

                                                     June 30,    December 31,
                                                       1995          1994
                                                   -----------   -----------
              SHAREHOLDERS' EQUITY
     Serial preferred stock, no par value
       Authorized: 10,000,000 shares, none issued  $       _     $        _
     Common stock, no par value (Note 2)
       Shares authorized:  40,000,000 shares
       Shares issued:  1995 - 20,407,188,
         1994 - 18,929,668; shares outstanding:
         1995 - 19,926,144, 1994 - 18,577,175       79,702,954    69,453,393
     Common stock held by affiliates                (1,428,565)     (504,276)
     Unrealized gain on available-for-sale
       securities                                       80,677        79,017
     Accumulated deficit                           (31,103,885)  (30,979,618)
     KSOP debt guarantee                              (148,760)     (148,760)
                                                   -----------   -----------
           Total shareholders' equity               47,102,421    37,899,756
                                                   -----------   -----------
           Total liabilities and shareholders'
             equity                                $52,477,046   $43,262,880
                                                   ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q/A
     AMENDMENT No. 1

     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three and Six Months Ended June 30, 1995 and 1994 (unaudited)

                                                  Three Months Ended           SixMonthsEnded
                                              -------------------------   -------------------------
                                                  1995          1994          1995          1994
                                              -----------   -----------   -----------   -----------
     Other Income:
       Interest                               $   354,387   $   269,401   $   782,998   $   309,082
       Foreign currency (loss) gain                (4,510)      274,725        (8,372)      343,152
       Miscellaneous                                  -          14,309           -          35,985
                                              -----------   -----------   -----------   -----------
                                                  349,877       558,435       774,626       688,219
                                              -----------   -----------   -----------   -----------
     Expenses:
       General and administrative                 368,386       424,113       543,720       776,466
       Directors' and officers' compensation       54,987        71,225       123,817       152,378
       Legal and accounting                       142,149        72,259       217,508       170,150
       Writedown of capitalized exploration
         and development cost                         -         750,000           -         750,000
       Depreciation                                 6,723         3,633        13,324         7,178
       Minority interest in net loss of
         consolidated subsidiaries                    -          (1,970)       (3,126)       (2,087)
       Interest expense, net of amount
         capitalized                                2,228           864         3,650         1,537
                                              -----------   -----------   -----------   -----------
                                                  574,473     1,320,124       898,893     1,855,622
                                              -----------   -----------   -----------   -----------
     Loss before income taxes                    (224,596)     (761,689)     (124,267)   (1,167,403)
     Income tax provision                             -             -             -             -
                                              -----------   -----------   -----------   -----------
     Net loss                                 $  (224,596)  $  (761,689)  $  (124,267)  $(1,167,403)
                                              ===========   ===========   ===========   ===========
     Net loss per share                       $     (0.01)  $     (0.06)  $     (0.01)  $     (0.10)
                                              ===========   ===========   ===========   ===========
     Weighted average common shares
       outstanding                             18,916,606    12,671,050    18,735,539    12,229,179
                                              ===========   ===========   ===========   ===========
     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q/A
     AMENDMENT No. 1

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     For the Six Months Ended June 30, 1995 and the Year Ended December 31, 1994 (unaudited)

                                                                                           Unrealized
                                                                                Common     Gain (Loss)
                                      Common Shares Issued                    Stock Held  on Available-
                                   --------------------------   Accumulated       By        for-Sale
                                      Shares        Amount        Deficit     Affiliates    Securities
                                   ------------  ------------  ------------  ------------  -----------
     Balance, December 31, 1993      11,723,451  $ 19,147,345  $ (7,239,140) $    (70,944) $      -
     Effect of change in account-
       ing for investments                                                                    108,425
     Net loss                                                   (23,740,478)
     Common stock issued for:
       Services                           6,000        33,000
       Litigation settlement
         (Note 3)                     2,750,000    16,912,500
       Cash                           2,020,000    19,754,290
       Options and warrants           2,430,217    13,650,244
     Value attributed to
       issuance of warrants
       (Note 3)                                       800,000
     Decrease in unrealized gain
       on available-for-sale
       securities                                                                              (29,408)
     Increase in common stock held
       by consolidated subsidiaries                                              (433,332)
     Reduction of shareholders'
       equity associated with
       change in subsidiaries'
       minority interest                             (843,986)
                                   ------------  ------------  ------------  ------------  ------------
     Balance, December 31, 1994      18,929,668    69,453,393   (30,979,618)     (504,276)      79,017
                                   ------------  ------------  ------------  ------------  ------------
                                                  (Continued)

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q/A
     AMENDMENT No. 1

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, Continued
     For the Six Months Ended June 30, 1995 and the Year Ended December 31, 1994 (unaudited)

                                                                                            Unrealized
                                                                                Common      Gain (Loss)
                                      Common Shares Issued                    Stock Held   on Available-
                                   --------------------------   Accumulated       By         for-Sale
                                      Shares        Amount        Deficit     Affiliates    Securities
                                   ------------  ------------  ------------  ------------  ------------
     Balance, December 31, 1994      18,929,668  $ 69,453,393  $(30,979,618) $   (504,276) $     79,017
     Net loss                                                      (124,267)
     Common stock issued for:
       Options                          148,335       374,457
       Minority interest of con-
         solidated subsidiaries
         (Note 2)                     1,329,185     9,882,028
     Increase in common stock
       held by consolidated
       subsidiaries                                                              (924,289)
     Increase in unrealized
       gain on available-for-
       sale securities                                                                            1,660
     Reduction of shareholder's
       equity associated with
       change in subsidiaries'
       minority interest                               (6,924)
                                   ------------  ------------  ------------  ------------  ------------
     Balance, June 30, 1995          20,407,188  $ 79,702,954  $(31,103,885) $ (1,428,565) $     80,677
                                   ============  ============  ============  ============  ============

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q/A
     AMENDMENT No. 1

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Six Months Ended June 30,1995 and 1994
     (unaudited)

                                                     1995          1994
                                                 -----------   -----------
     Cash flows from operating activities:
       Net loss                                  $  (124,267)  $(1,167,403)
       Adjustments to reconcile net loss to net
         cash used by operating activities:
           Depreciation                               13,324         7,178
           Accreted interest on investments         (412,814)          -
           Foreign currency loss (gain)                8,372      (363,235)
           Writedown of capitalized exploration
             and development costs                       -         750,000
           Common stock issued for services              -          33,000
           Minority interest in net loss of
             consolidated subsidiaries                (3,126)       (2,087)
           Net gain on disposition and revalu-
             ation of equity securities                  -         (61,635)
         Changes in current assets and
           liabilities:
             Net increase in current assets       (4,345,399)         (368)
             Net increase in current liabilities      57,758         3,396
                                                 -----------   -----------
               Net cash used by operating
                 activities                       (4,806,152)     (801,154)
                                                 -----------   -----------
     Cash flows from investing activities:
       Proceeds from maturity of held-to-
         maturity securities                      16,170,000           -
       Purchase of held-to-maturity securities    (7,991,392)          -
       Purchase of property, plant and
         equipment                                (2,121,001)   (2,503,315)
       Proceeds from sale of available-for-sale
         securities                                      -          75,769
       Other                                            (667)          -
                                                 -----------   -----------
     Net cash provided (used) by investing
       activities                                  6,056,940    (2,427,546)
                                                 -----------   -----------

                                   (Continued)

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q/A
     AMENDMENT No. 1

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

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q/A
     AMENDMENT No. 1

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

         The December 31, 1994 financial information has been derived from the Company's 1994 audited financial statements. The notes to the financial statements as of December 31, 1994, as set forth in the Company's 1994 Form 10-K, substantially apply to these interim financial statements at June 30, 1995, and are not repeated here. The financial information given in the accompanying unaudited financial statements reflects all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation for the periods reported.

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

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q/A
     AMENDMENT No. 1

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

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q/A
     AMENDMENT No. 1

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

     Consolidated net loss for the three and six months ended June 30, 1995 amounted to $224,596 and $124,267, or $0.01 and $0.01 per share, respectively, compared to a consolidated net loss of $761,689 and 1,167,403, or $0.06 and $0.10 per share, respectively, for the same periods in 1994.

     Other income during the three and six months ended June 30, 1995 decreased approximately $209,000 and increased $86,000, respectively, compared to the same periods in 1994. The net change in other income is primarily attributable to an increase in interest income of approximately $85,000 and $474,000, respectively, due to higher levels of invested cash and a decrease in foreign currency gain of approximately $279,000 and $351,000, respectively, due primarily to the effect of exchange and price controls implemented by the Venezuelan government and the payment of a note payable denominated in the Venezuelan currency, in 1994.

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

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q/A
     AMENDMENT No. 1

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

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q/A
     AMENDMENT No. 1

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

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q/A
     AMENDMENT No. 1

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

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q/A
     AMENDMENT No. 1

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

     Financing:

     Cashflow used by operating activities during the six months ended
     June 30, 1995 and 1994 increased by approximately $4 million. This increased use of cash is principally the result of the transfer of $4.5 million into escrow, pursuant to the Brisas litigation settlement agreement finalized in January 1995, offset by a decrease in net loss from $1.2 million for the six months ended June 30, 1994 to $.12 million for the six months ended June 30, 1995. A reduction in foreign currency gain of approximately $.35 million and an increase in accreted interest of approximately $.41 million over the prior comparable period also contributed to the change in cash used by operating activities. Cashflow provided from investing activities increased from a $2.5 million use of funds during the six months ended June 30, 1994 to a $6 million source of funds during the six months ended June 30, 1995. The net change of approximately $8.5 million is primarily a result of net maturities of investment securities which provided approximately $8 million. Cashflow provided by financing activities decreased by approximately $32.5 million as a result of a reduction in sales of common stock.

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