Form 10-Q
period 1995-09-30
GOLD RESERVE CORP
filed 1995-11-14
CIK 42119

FORM 10-Q

     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended September 30, 1995



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]


     The number of shares of common stock outstanding at November 13, 1995, was 20,437,444.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS

     September 30, 1995 and December 31, 1994
     (unaudited)

                                               September 30,   December 31,
                                                   1995            1994
                                               -------------   ------------
                        ASSETS
     Current Assets:
       Cash and cash equivalents                $11,195,219    $ 6,675,771
     Cash held in escrow                          4,500,000              _
     Investments:
       Held-to-maturity securities, at amor-
         tized cost                              14,519,080     26,079,822
       Accrued interest on investments               26,697        259,780
       Deposits, advances and other assets          336,741        493,956
                                                -----------    -----------
           Total current assets                  30,577,737     33,509,329

     Available-for-sale securities                  210,081        177,809
     Property, plant and equipment, net          21,429,572      9,551,676
     Other assets                                    24,733         24,066
                                                -----------    -----------
           Total assets                         $52,242,123    $43,262,880
                                                ===========    ===========

                     LIABILITIES

     Current Liabilities:
       Litigation settlement payable            $ 4,500,000    $ 4,500,000
       Accounts payable and accrued expenses        314,113        572,713
       KSOP note payable, current portion            93,446         25,000
                                                -----------    -----------
           Total current liabilities              4,907,559      5,097,713

     KSOP note payable, non-current portion          56,514        123,760
     Minority interest in consolidated sub-
       sidiaries                                     95,394        141,651
                                                -----------    -----------
           Total liabilities                      5,059,467      5,363,124
                                                -----------    -----------

     Commitments and contingencies                        _              _

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     September 30, 1995 and December 31, 1994
     (unaudited)

                                               September 30,   December 31,
                                                   1995            1994
                                               -------------   ------------
                  SHAREHOLDERS' EQUITY

     Serial preferred stock, no par value
       Authorized: 10,000,000 shares, none
         issued                                 $         _    $         _
     Common stock, no par value
       Shares authorized:  40,000,000 shares
       Shares issued:  1995, 20,437,444; 1994,
         18,929,668
       Shares outstanding:
         1995, 19,956,400; 1994, 18,577,175      79,877,200     69,453,393
     Common stock held by affiliates             (1,428,565)      (504,276)
     Unrealized gain on available-for-sale
       securities                                    80,677         79,017
     Accumulated deficit                        (31,196,696)   (30,979,618)
     KSOP debt guarantee                           (149,960)      (148,760)
                                                -----------    -----------
           Total shareholders' equity            47,182,656     37,899,756
                                                -----------    -----------
           Total liabilities and shareholders'
             equity                             $52,242,123    $43,262,880
                                                ===========    ===========

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three and Six Months Ended June 30, 1995 and 1994
     (unaudited)

                                                 Three Months Ended           NineMonthsEnded
                                              -------------------------   -------------------------
                                                 1995          1994          1995          1994
                                              -----------   -----------   -----------   -----------
     Other Income:
       Interest                               $   411,652   $   355,730   $ 1,194,650   $   664,812
       Foreign currency gain (loss)                41,579       (46,516)       33,207       296,636
       Miscellaneous                                    _        38,663             _        74,648
                                              -----------   -----------   -----------   -----------
                                                  453,231       347,877     1,227,857     1,036,096
                                              -----------   -----------   -----------   -----------
     Expenses:
       General and administrative                 254,533       233,598       798,253     1,010,064
       Directors' and officers'
         compensation                             235,804        76,628       359,621       229,006
       Legal and accounting                        46,814       338,347       264,322       508,497
       Writedown of capitalized exploration
         and development cost                           _             _             _       750,000
       Depreciation                                 7,275         3,839        20,599        11,017
       Minority interest in net loss of
         consolidated subsidiaries                      _          (285)       (3,126)       (2,372)
       Interest expense, net of amount
         capitalized                                1,616           626         5,266         2,163

                                                  546,042       652,753     1,444,935     2,508,375
                                              -----------   -----------   -----------   -----------
     Loss before income taxes                     (92,811)     (304,876)     (217,078)   (1,472,279)
     Income tax provision                               _             _             _             _
                                              -----------   -----------   -----------   -----------
     Net loss                                 $   (92,811)  $  (304,876)  $  (217,078)  $(1,472,279)
                                              ===========   ===========   ===========   ===========

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF OPERATIONS, CONTINUED
     For the Three and Six Months Ended June 30, 1995 and 1994
     (unaudited)

                                                 Three Months Ended           Nine Months Ended
                                              -------------------------   -------------------------
                                                 1995          1994          1995          1994
                                              -----------   -----------   -----------   -----------
     Net loss per share                       $       nil   $     (0.02)  $     (0.01)  $     (0.11)
                                              ===========   ===========   ===========   ===========
     Weighted average common shares
       outstanding                             19,949,314    15,745,166    19,189,476    13,414,054
                                              ===========   ===========   ===========   ===========

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Nine Months Ended September 30, 1995 and 1994
     (unaudited)

                                                   1995            1994
                                               -------------   ------------
     Cash flows from operating activities:
       Net loss                                 $  (217,078)   $(1,472,279)
       Adjustments to reconcile net loss
         to net cash used by operating
         activities:
           Depreciation                              20,599         11,017
           Accreted interest on investments        (563,053)             _
           Foreign currency gain                    (33,207)      (316,719)
           Writedown of capitalized explor-
             ation and development costs                  _        750,000
           Common stock issued for services               _         33,000
           Minority interest in net loss of
             consolidated subsidiaries               (3,126)        (2,372)
           Net (gain) loss on disposition and
             revaluation of equity securities        11,770        (61,635)
           Changes in current assets and
             liabilities:
               Net increase in current assets    (4,109,702)      (144,552)
               Net decrease in current
                 liabilities                       (258,600)      (215,172)
                                                -----------    -----------
                   Net cash used by operating
                     activities                  (5,152,397)    (1,418,712)
                                                -----------    -----------
     Cash flows from investing activities:
       Proceeds from maturity of held-to-
         maturity securities                     22,194,000              _
       Purchase of held-to-maturity securities  (10,070,205)   (19,966,054)
       Purchase of property, plant and
         equipment                               (2,999,986)    (3,524,959)
       Proceeds from sale of available-for-
         sale securities                                  _         75,769
       Other                                           (667)       (18,217)
                                                -----------    -----------
                   Net cash provided by (used
                     in) investing activities     9,123,142    (23,433,461)
                                                -----------    -----------

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
     For the Nine Months Ended September 30, 1995 and 1994
     (unaudited)


                                                   1995            1994
                                               -------------   ------------
     Cash flows from financing activities:
       Principal payments on Brisas contract    $         _    $  (230,461)
       Proceeds from issuance of common shares      548,703     33,119,453
                                                -----------    -----------
                   Net cash provided by
                     financing activities           548,703     32,888,992
                                                -----------    -----------
     Change in cash and cash equivalents:
       Net increase in cash and cash
         equivalents                              4,519,448      8,036,819
       Cash and cash equivalents, beginning of
         period                                   6,675,771      6,766,712
                                                -----------    -----------
       Cash and cash equivalents, end of
         period                                 $11,195,219    $14,803,531
                                                ===========    ===========
     Supplemental cash flow information:

     Non-cash investing and financing
       activities:
         Exchange of shares for minority
           interest in subsidiaries               9,882,028              _
                                                ===========    ===========

     1.  The Company and significant accounting policies:

         The Company was incorporated in Montana in 1956 for the purpose of acquiring, exploring and developing mining properties and placing these properties into production. The Company is currently involved in the exploration and development of the Brisas concession, a potential gold property in Venezuela. A number of significant events must occur before commercial production, if any, on the Brisas concession can begin, these being the establishment of proven and probable reserves, financing of anticipated mine development costs, and the procurement of all necessary regulatory permits and approvals. The Company has no producing mineral properties at this time.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
     For the Nine Months Ended September 30, 1995 and 1994
     (unaudited)


         The December 31, 1994 financial information has been derived from the Company's 1994 audited financial statements. The notes to the financial statements as of December 31, 1994, as set forth in the Company's 1994 Form 10_K, substantially apply to these interim financial statements at September 30, 1995, and are not repeated here. The financial information given in the accompanying unaudited financial statements reflects all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation for the periods reported.

         The consolidated financial statements include the accounts of the Company; Glandon Company A.V.V. ("Glandon"), and Gold Reserve de Aruba ("Gold Reserve Aruba"); three Venezuelan subsidiaries, Compania Minera Unicornio, C.A. (Unicorn), Gold Reserve de Venezuela, C.A. (GLDRV) and Compania Aurifera Brisas del Cuyuni, C.A. (Brisas); two domestic majority-owned subsidiaries, Great Basin Energies, Inc. (Great Basin) and MegaGold Corporation (MegaGold); and five additional non-operating Aruban subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's policy is to consolidate those subsidiaries where majority control exists and control is other than temporary.

         Three of the Company s majority or wholly-owned subsidiaries own shares of the Company. The Company's effective ownership of its own stock through these subsidiaries is deducted from common stock outstanding at September 30, 1995 and December 31, 1994, resulting in a difference between common stock issued and outstanding. Due to current operating losses, no income tax provision or benefit has been recorded for the nine months ended September 30, 1995 and 1994.

     ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations:

     RESULTS OF OPERATIONS

     September 30, 1995 compared to September 30, 1994

     Consolidated net loss for the three and nine months ended September 30, 1995 amounted to $92,811 and $217,078, or $nil and $0.01 per share, respectively, compared to a consolidated net loss of $304,876 and 1,472,279, or $0.02 and $0.11 per share, respectively, for the same periods in 1994. All expenditures related to exploration activities on the Brisas concession have been recorded as capitalized exploration and development costs.

     The net increase in other income is primarily attributable to an increase in interest income due to higher levels of, and returns on, invested cash and changes in foreign currency gain or loss due to the effect of exchange and price controls implemented by the Venezuelan government and the repayment of a note payable denominated in the Venezuelan currency, in 1994.

     The net decrease in operating expenses for the three month comparison is primarily due to a decrease in legal and accounting costs partially offset by an increase in directors' and officers' compensation. The net decrease in operating expenses for the nine month comparison is due to the writedown of capitalized exploration and development costs in 1994, and a decrease in general and administrative costs and legal and accounting costs offset by an increase in directors' and officers' compensation. Decreases in general and administrative costs were due to decreased costs associated with the Alfa Concessions (which were sold in 1994) and a reduction in employee related costs. Legal and accounting costs decreased as a result of the settlement of the Brisas litigation in early 1995. Directors and officers compensation increased due to salary adjustments for officers which were implemented in September and recorded retroactively from January 1, 1995.

     The Company filed an application with the Venezuelan Ministry of Energy and Mines ( MEM ) in February of 1993 to obtain an exploration and exploitation concession to the hardrock (veta) mineralization believed to underlie the Brisas alluvial concession. MEM has informed the Company the application was approved on March 3, 1995, but has not been submitted for public comment as of the date of this report. Management and members of the MEM are presently negotiating certain terms of the concession. These negotiations have been delayed principally due to the ongoing development of a new Venezuelan mining law. The Company is not aware of any facts or circumstances which would prevent the MEM from submitting the application for public comment and ultimately granting the veta concession to the Company.

     The Venezuelan government, amid economic uncertainties and a bank crisis, suspended certain constitutional rights and implemented certain currency exchange and price controls on June 27, 1994. All constitutional rights have subsequently been re-established although the exchange and price controls remain in place as of the date of this report. The Venezuelan government is currently negotiating with the International Monetary Fund to secure funding to restructure its economy. As a result of these negotiations, the Venezuelan government is expected to lift exchange and price control measures during the first quarter of 1996. Venezuela has generally encouraged foreign investment in the past, and the Company believes there presently exist no significant policies, license requirements or other regulations which might present barriers to its continued investment in the country. Inflation and other economic conditions have resulted in political and social turmoil on occasion, which also can be expected to continue. Whether and to what extent these conditions may materially adversely affect the Company's operations in the future, if at all, cannot be predicted.

     LIQUIDITY AND CAPITAL RESOURCES

     Investing

     During the three and nine months ended September 30, 1995, the Company invested approximately $1.0 and $3.2 million, respectively, in the exploration and development of the Brisas concession. On a cumulative basis since inception, the Company has invested approximately $44.8 million relating to the Brisas concession. These cumulative costs are attributable to litigation settlement costs of $22.5 million ($17.5 million of which was stock and warrants) which were expensed in 1994, common stock valued at $9.8 million issued to purchase the minority interest in subsidiaries which owned the Brisas concession, concession acquisition costs of approximately $2.0 million, capitalized development and exploration costs of $9.9 million and $.6 million for equipment.

     The Company is currently working in three significant areas or zones contained within the main trend in its efforts to define the mineralization located on the concession. These areas or zones are 1) the Pozo Azul zone located in the northern part of the concession, 2) the high-grade Blue-Whale hardrock structure which is contained within the Pozo Azul zone and 3) the Laguna Donna zone immediately to the south of the Pozo Azul zone. Generally the concession mineralization is characterized by a large low grade system with a higher grade core. The Pozo Azul zone contains the high grade gold/copper zone called the "Blue Whale" which is characterized by much higher grades of gold as well as copper. Low grade copper is also present in the Pozo Azul zone outside the higher grade core, whereas there is little copper present in the Laguna Donna area.

     In mid-September 1995, the Company announced that it's drilling program at the Brisas concession delineated a partial geologic resource of approximately 4 million ounces of gold and gold equivalents, consisting of 3.1 million ounces of gold and 366 million pounds of copper (or approximately 950,000 ounces of gold equivalent). This partial geologic resource was determined from 127 drill holes with 100 meter spacing resulting in 79 million tonnes of material grading 1.23 grams of gold per tonne (or 0.04 oz of gold/tonne) and an average of 0.21% copper per tonne. The conversion of copper to gold equivalent ounces was calculated assuming a copper price of $1.00 per pound and a gold price of $380 per ounce. The announced geologic resource relates only to the Pozo Azul zone and includes both the alluvial concession and areas under application (veta application). The resource estimate does not include the mineralization below 210 meters, the Laguna Donna zone, or any further potential mineralization in the "Blue Whale" zone which may result due to future in-fill or closer spaced drilling.

     The Company initiated, in late September, further development drilling in the Pozo Azul zone which will include a 130 diamond drill-hole program, totaling some 18,000 meters. This program will include three phases. The first phase consists of 51 holes on the existing section lines used in the resource estimate and is expected to be completed by the end of 1995. The second phase will consist of approximately 42 holes on intermediate cross section lines with holes spaced 100 meters apart and is expected to be completed in March of 1996. The final phase, to be completed in May of 1996, will consist of the remaining holes on the intermediate lines to give a 50 x 50 meter collar-site grid spacing. This program of drilling is designed to fully delineate the resource including the Blue Whale zone, evaluate the mineralization below 210 meters and also support a feasibility study. In addition, the Company will continue with wide spaced drilling of the Laguna Donna zone with the objective of establishing a geologic resource for this zone later this year.

     Management expects to make additional announcements regarding an expanded geologic resource as information becomes available. The exact timing of such announcements will be subject to the results of exploration on the property. Commercial development, if warranted, is not likely to commence in less than twelve to eighteen months and significant revenue and cash flow from mining operations is unlikely to occur before twelve to eighteen months thereafter.

     Financing

     Cashflow used by operating activities during the nine months ended September 30, 1995 and 1994 increased by approximately $3.7 million. This increased use of cash by operating activities is principally the result of the transfer of $4.5 million into escrow, pursuant to the Brisas litigation settlement agreement finalized in January 1995, offset by a decrease in net loss from $1.5 million for the nine months ended September 30, 1994 to $0.22 million for the nine months ended September 30, 1995. Cashflow from investing activities increased from a $23.4 million use of funds during the nine months ended September 30, 1994 to a $9 million source of funds during the nine months ended September 30, 1995. The net change of approximately $32.4 million is primarily a result of net purchases of investment securities of $20 million and net maturities of investment securities of $12.1 million during the nine months ended September 30, 1994 and 1995, respectively. Cashflow from financing activities decreased in 1995 by approximately $32.3 million as a result of a reduction in sales of common stock.

     As of the date of this report, the Company held approximately $25 million in unrestricted cash and held-to-maturity securities. Whether, and to what extent, additional or alternative financing options are pursued by the Company in the future will depend on a number of important factors, including: the results of exploration and development activities on the Brisas concession; management's assessment of the financial markets; the successful acquisition of additional properties or projects, if any; and the overall capital requirements of the consolidated group. At this time, management anticipates that its current cash position will be sufficient to cover estimated operational and capital expenditures associated with the exploration and development of the Brisas concession into 1997.

     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     GOLD RESERVE CORPORATION


     November 13, 1995                       By:  /s/  Robert A. McGuinness
                                                  --------------------------
                                                  Robert A. McGuinness
                                                  Vice President - Finance
                                                  Chief Financial Officer