Form 10-K
period 1995-12-31
GOLD RESERVE CORP
filed 1996-03-29
CIK 42119

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

                            GOLD RESERVE CORPORATION
             (Exact name of registrant as specified in its charter)

              Montana                  1-8372               81-0266636
     (State of incorporation)  (Commission File Number)    (IRS Employer
                                                        Identification No.)

                         1940 Seafirst Financial Center
                           Spokane, Washington  99201
                                 (509) 623-1500

     Securities registered pursuant to Section 12(b) of the Act:

                                  Common Stock
                               Title of each class

                             NASDAQ Small-Cap System
                           The Toronto Stock Exchange
                    Name of each exchange on which registered


     Securities registered pursuant to section 12(g) of the Act:  None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.[ ]

     The aggregate market value of the voting stock held by non-affiliates (excludes officers, directors and subsidiaries) of the registrant based on the closing NASDAQ price at March 1, 1996 was $179,262,539. The total number of common shares outstanding at such date was 19,846,518, excluding 693,362 shares held by subsidiaries of the Company.

     Portions of the Proxy Statement for the Registrant's Annual Meeting to be held June 7, 1996, are incorporated by reference to Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS


     PART I

     Item 1:  Business

     Item 2:  Properties

     Item 3:  Legal Proceedings

     Item 4:  Submission of Matters to a Vote of Security
              Holders


     PART II

     Item 5:  Market for Registrant's Common Equity and
              Related Stockholder Matters

     Item 6:  Selected Financial Data

     Item 7:  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

     Item 8:  Financial Statements and Supplementary Data

     Item 9:  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure


     PART III

     Item 10:  Directors and Executive Officers of the Registrant

     Item 11:  Executive Compensation

     Item 12: Security Ownership of Certain Beneficial Owners and Management

     Item 13:  Certain Relationships and Related Transactions


     PART IV

     Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     SIGNATURES

     PART I

     Item 1. Business.

     Gold Reserve Corporation (the "Company") is a Montana corporation organized in 1956 to explore and develop mining properties. The Company is presently engaged, through subsidiary foreign corporations, in exploring a gold property in Venezuela for possible development, and to a lesser extent, in evaluating other mineral properties elsewhere in the world for possible acquisition or joint venture. Unless otherwise stated, all amounts specified in this report are denominated in U.S. dollars.

     The Company's sole mining asset is the Brisas alluvial gold concession (the "Brisas concession"), located in the Kilometer 88 mining region ("KM 88") of Bolivar State in southeastern Venezuela. The concession is an exploitation concession granted by the Venezuelan Ministry of Energy and Mines ("MEM") covering near-surface alluvial deposits. The Company continues to await formal issuance of the veta rights to the Brisas concession. An application was submitted to the MEM in February of 1993 to obtain an exploration and exploitation concession to the hardrock (veta) mineralization (gold and copper) which is beneath the Brisas alluvial concession. MEM informed the Company the application was approved on March 3, 1995, but the MEM has not yet submitted the application, as of March 26, 1996, to the Official Gazette for public comment. The Company is not aware of any fact or circumstance which would prevent the MEM from submitting the application for public comment and ultimately granting the veta concession to the Company.

     Unless the context requires otherwise, the term the "Company" used throughout this report refers to Gold Reserve Corporation and the following subsidiaries: Compania Aurifera Brisas del Cuyuni, C.A. ("Brisas"); Gold Reserve de Venezuela, C.A. ("GLDRV"); Compania Minera Unicornio, C.A. ("Unicorn"); Great Basin Energies, Inc. ("Great Basin"); MegaGold Corporation ("MegaGold"); Gold Reserve de Aruba A.V.V. ("Gold Reserve Aruba"); G.L.D.R.V. Aruba A.V.V. ("GLDRV
     Aruba"); Glandon Company A.V.V. ("Glandon"); Stanco Investments A.V.V. ("Stanco"); GoldenLake A.V.V. ("GoldenLake"); Mont Ventoux A.V.V. ("Mont Ventoux") and Gold Reserve Holdings A.V.V. ("Gold Reserve Holdings"). Activities on the Brisas concession, are conducted through GLDRV and its subsidiary Brisas, which holds title to the alluvial gold concession and has applied to the MEM for the hardrock (veta) concession. GLDRV is owned directly and indirectly by Gold Reserve Aruba and Glandon, which are wholly-owned subsidiaries of the Company.

     The Company has to-date announced a geologic resource of 6.7 million ounces of gold and gold equivalent, consisting of 4.9 million ounces of gold and 720 million pounds of copper (or approximately 1.8 million ounces of gold equivalent). The resource approximates 177 million tons grading 0.85 grams (0.027 ounces) per ton gold and 0.18% copper. Mineralization related to the alluvial concession is less than 15% of the deposit; the remainder of the deposit is related to the hardrock
     (veta) concession for which the Company has applied to the MEM but has not been formally granted as of March 26, 1996.

     Development drilling continues in the Pozo Azul zone, the bulk of which will be completed in 1996. The drilling will include an estimated 129 diamond drill-holes based on 50 meter spacing, totaling some 18,000 meters. In addition, the Company will initiate a 25 x 25 meter spaced drill program on selected areas of the Pozo Azul zone in May or June of 1996. These programs are designed to delineate further the resource within the Pozo Azul zone, including the "Blue Whale" horizon and the mineralization below 210 meters, and to support a feasibility study. Concurrently, additional drilling is planned to identify tailings and waste disposal sites, and a number of large-diameter holes are planned for pilot-scale metallurgical testing to substantiate initial research work and provide pilot test data to generate engineering design criteria. The estimated development budget for 1996 is $6 to $8 million.

     On a cumulative basis since inception, the Company has expended approximately $45.5 million on the Brisas concession. These costs include acquisition costs of $2 million, capitalized development and exploration costs and equipment of $21 million (including Company stock valued at $9.8 million issued to purchase the minority interest in subsidiaries which owned the Brisas concession) and litigation settlement costs of $22.5 million ($17.5 million of which was stock and warrants).

     Economic instability continued in Venezuela throughout 1995. The Venezuelan government imposed controls over the exchange rate between the U.S. dollar and the Venezuelan bolivar in mid 1994, freezing the rate at 170 bolivares per dollar and limiting the access to dollars in exchange for bolivares. These exchange control measures remain in place as of March 26, 1996 although, in December 1995, the official exchange rate was increased to 290 bolivares per U.S. dollar. The Venezuelan government is presently negotiating with the International Monetary Fund to secure funding to restructure its economy. As a result of these negotiations, the Venezuelan government has announced it expects to lift exchange and price control measures sometime during 1996.

     In January 1995, the Company and its Brisas subsidiary settled all outstanding litigation commenced in Venezuela in July 1992 to rescind a mining lease and purchase option agreement covering the Brisas concession. As part of the settlement the Company issued the defendants 2,750,000 common shares and 750,000 common share purchase warrants (exercisable at $10 Cdn for 18 months), and deposited $4.5 million into escrow to be released to one of the defendants upon the granting of the Brisas hardrock or veta rights to the Company. The total settlement of $22,512,500 was recorded as an expense in the consolidated statement of operations of the Company for the year ended December 31, 1994 (see Item 3. Legal Proceedings).

     Pursuant to a plan of exchange approved by the Company's shareholders in May 1995, each issued and outstanding share of Gold Reserve Aruba and Glandon (indirect owners of the Brisas concession), other than shares held by the Company, was exchanged for shares of the Company. As a result of the exchange, which was completed in June 1995, the Company issued 1,329,185 common shares valued at $9.8 million, Gold Reserve Aruba and Glandon became wholly-owned subsidiaries of the Company and the Company increased its indirect ownership in the Brisas concession from 91% to 100%.

     Financial Information about Industry Segments.
     ---------------------------------------------
     The Company is solely engaged in mining, which is a single industry segment.

     Other Activities.
     -----------------
     The Company continually evaluates other precious metal mining opportunities in Venezuela and throughout the world for possible acquisition or joint venture and from time-to-time, engages in exploratory discussions regarding such opportunities. The Company does not at this time have any discussions underway regarding such transactions.

     Executive Offices and Employees.
     --------------------------------
     The Company's principal executive offices are located at 1940 Seafirst Financial Center, Spokane, Washington 99201. At March 26, 1996, the Company employed six people in its Spokane office and eighty in Venezuela, of which approximately sixty employees are located at the Brisas concession. The Company manages the day-to-day activities of its Venezuelan operations from its offices in Caracas and Puerto Ordaz.

     Financial Information about Foreign and Domestic Operations and Export
     Sales.
     ----------------------------------------------------------------------
     The following table sets out, as of and for the years ended
     December 31, 1995, 1994 and 1993, identifiable assets attributable to the Company's operations in the United States and Venezuela, and net losses from United States and Venezuelan operations.

                                                 Year Ended December 31,
                                                (in thousands of dollars)
                                               ---------------------------
                                                 1995      1994      1993
       Identifiable assets:
         United States                         $29,721   $33,503   $ 5,636
         Venezuela                              22,541     9,760     8,271
                                               -------   -------   -------
           Totals                              $52,262   $43,263   $13,907
                                               =======   =======   =======
       Net loss:
         United States                         $   182   $23,434   $   994
         Venezuela                                 155       306     1,850
                                               -------   -------   -------
           Totals                              $   337   $23,740   $ 2,844
                                               =======   =======   =======

     Item 2. Properties.

     The Brisas Concession

     Location.
     ---------
     The Brisas concession is located in the KM 88 mining area of southeastern Venezuela in Bolivar State. The concession is situated approximately 120 miles (200 kilometers) southeast of Puerto Ordaz, between the mining town of Las Claritas and the KM 88 distance marker on Highway 10 leading south from the town of El Dorado. The concession is 1.5 miles (2.5 kilometers) west of KM 88, and is accessible by an all-weather dirt road which divides the concession longitudinally into two halves. Supplies and accommodations are available in Las Claritas. The Brisas concession occupies a rectangular area of approximately 1,235 acres (500 hectares). The dimensions of the concession are 2,500 meters or 1.5 miles (north-south) by 2,000 meters or 1.25 miles (east-west). The concession is covered by a sparse jungle canopy not typical of the region.

     Ownership.
     ----------
     Gold Reserve acquired the Brisas concession in late 1992. At that time the property was the subject of a lawsuit over ownership, which was ultimately settled in January 1995. The Brisas concession is an exploitation concession granted by the MEM covering near-surface alluvial deposits. Activities on the Brisas concession are conducted through GLDRV and its subsidiary Brisas, which holds title to the alluvial gold concession and has applied to the MEM for the hardrock
     (veta) concession. GLDRV is owned directly and indirectly by Gold Reserve Aruba and Glandon, which are wholly-owned subsidiaries of the Company. The Company applied to the MEM in February 1993 for the hardrock or veta rights to additional mineralization underlying the Brisas alluvial concession. The application was reviewed by the technical and legal departments of MEM, without objection, and was approved by MEM on March 3, 1995. The next step is for the MEM to submit the application to the Official Gazette for publication, following which interested parties, if any, who believe that the concession, if granted, would invade their property rights, may file a formal opposition and present testimony to the MEM. The Company is not aware of any fact or circumstance which would prevent the MEM from submitting the application for public comment and ultimately granting the veta concession to the Company, nor is it aware of any objection to the application or any circumstance under which an objection, if filed, would be sustained. Under Venezuelan law, only the party which holds title to the alluvial concession may be granted the hardrock or veta concession.

     Geology.
     --------
     The general geology of the area includes thick sequences of Proterozoic volcanic flows, sediments and various intrusives of the Guayanan Shield which were folded, sheared, faulted and metamorphosed during the Proterozoic period. The prospect pits and mineralization on the Brisas concession show a northeasterly regional trend. The mineralization found in the larger existing pits on the concession has characteristics similar to other large deposits in Precambrian rocks, such as volcanogenic sulphide and structurally controlled deposits.

     The structure identified on the Brisas property consists of two major types of materials--saprolite/clay-hosted alluvial material occurring in the upper several meters of the concession and hard rock dacitic tuffs, basalt and andesite porphyry extending below the alluvial material to depths of over 400 meters. Gold, copper and molybdenum mineralization are found in both materials, and the structure is open at depth and in all directions.

     Exploration.
     ------------
     Exploration activities on the concession have included mapping, surface sampling and assaying, geophysics, geochemistry, preliminary metallurgical testing, airborne magnetic and radiometric surveys, and diamond and auger drilling. These activities have confirmed the existence of an anomaly approximately one mile (1.6 kilometers) in length, on strike with a deposit on Placer Dome Inc.'s Las Cristinas property to the north. Placer Dome Inc. has announced a geologic resource on its Las Cristinas property of more than 9 million ounces of gold with a total potential of up to 12 million ounces. Airborne magnetic and radiometric surveys of the Brisas concession and the surrounding region have outlined the most altered and potentially mineralized areas indicating the presence of a widespread alteration zone centered on Placer's Las Cristinas property and extending southward onto the Brisas concession.

     In December 1993, the Company completed the first phase of its preliminary drilling program on the concession. The drilling program consisted of 47 diamond and auger drill holes totaling approximately 4,600 meters. The holes ranged from 50 meters to approximately 400 meters in depth and were concentrated in the northern end of the concession. This drilling program confirmed the existence of the Brisas-Las Cristinas trend previously identified by the Company using geophysical and geochemical sampling methodologies, and revealed gold-copper mineralization in the saprolites and the underlying hard rock. Zones of massive sulfide were also encountered in the hard rock. In 1994 approximately 120 auger and 55 diamond drill holes were completed at depths ranging from 50 to 200 meters. (A total of 3,336 meters of auger drilling and 9,777 meters of core drilling were completed during the year.) The drilling program was disrupted by a number of events related to the Brisas litigation. As a consequence, no substantive information was obtained. The Company also developed a computer model of the geologic structures on the concession in 1994. The model indicates that the geology of the concession is very complex, due to faulting and other tectonic activity. The computer model also indicates the possibility of an extension of mineralization at depth. The 1995 exploration program included approximately 23,000 meters of auger and core drilling which cost approximately $4 million, inclusive of related personnel and administrative costs. This drilling program, along with the results of the 1993 and 1994 drilling and exploration efforts, served as the basis for the Company's announced geologic resource.

     Geologic Resource.
     ------------------
     The Company has to-date announced a geologic resource of 6.7 million ounces of gold and gold equivalent, consisting of 4.9 million ounces of gold and 720 million pounds of copper (or approximately 1.8 million ounces of gold equivalent). The resource now approximates 177 million tons grading 0.85 grams (0.027 ounces) per ton gold and 0.18% copper. Mineralization related to the alluvial concession is less than 15% of the deposit; the remainder of the deposit is related to the hardrock
     (veta) concession for which the Company has applied to the MEM but has not been formally granted as of the date of this report. This resource is expected to increase as additional results from the current in-fill drilling program are obtained, as the Blue Whale structure is delineated further, and as the southern part of the concession and deeper zones are explored. The resource announced to-date has been influenced only slightly by mineralization contained in the Blue Whale structure, since only limited drilling has been
     conducted in this area.   In addition, the mineability of the deeper
     resource will ultimately be determined by several factors, including the price of gold and an economic feasibility study. However, it is clear that mineralization continues at depth and should be further evaluated.

     Significant Zones or Areas of Interest.
     ---------------------------------------
     The Company is currently working in four significant areas or zones contained within the main trend in efforts to define the minerali-zation of the concession. The four significant areas or zones of interest within this trend are the Pozo Azul zone located in the northern half of the concession; the high-grade Blue Whale hardrock structure which is contained within the Pozo Azul zone; the southern part of the concession where visible gold has been observed in drill core; and the deeper material below 210 meters.

     Generally the mineralization is characterized by a large low grade system with a higher-grade core. In addition, the Pozo Azul zone contains a high-grade gold/copper zone called the "Blue Whale" which is characterized by much higher grades of gold and copper. Low grade copper is also present in the Pozo Azul zone outside the higher grade core, whereas there is little or no copper present in the southern end of the Pozo Azul zone. The Pozo Azul zone has been drilled with over 300 diamond and auger holes which indicate an area of wide spaced mineralization. Drilling has confirmed a strike length of at least 1,600 meters. The width of the mineralization ranges from 400 meters to more than 800 meters, with depths of over 300 meters and is surrounded, mainly to the east, by additional shallow mineralization as much as 800 meters wide. The mineralization is also open at depth, meaning that some of the holes bottomed in gold and/or copper mineralization.

     The high-grade Blue Whale horizon within the Pozo Azul zone outcrops in the northeast corner of the property in the Pozo Azul pit, and dips to the southwest of the property. This is believed to be the locus or "feeder zone" for the Brisas mineralization. Limited drilling has indicated the length of the Blue Whale at over 600 meters along strike and as much as 100 meters wide at surface, and up to 32 meters thick.

     The Blue Whale has been encountered 328 meters deep and is open at depth. The Blue Whale is characterized by much higher-grade gold and copper mineralization; grades up to 6 grams or more of gold per ton, and over one percent copper have been encountered with limited drilling.

     Several drill-holes planned for the current in-fill drilling program should intercept the Blue Whale and may add to the total geologic resource.

     Current Development Program.
     ----------------------------
     Development drilling continues in the Pozo Azul zone, the bulk of which will be completed in 1996. The drilling includes an estimated
     129 diamond drill hole program based on 50 meter spacing, totaling some 18,000 meters. The first phase of in-fill drilling consists of approximately 51 holes on the existing section lines used in the resource estimate. The second phase consists of approximately 42 holes on intermediate cross section lines with holes spaced at 100 meters. The final phase consists of the remaining approximately 36 holes on the intermediate lines resulting in a 50 x 50 grid spacing. In addition, the Company will initiate a 25 x 25 meter spaced drill program on selected areas of the Pozo Azul zone in May or June of 1996. These programs are designed to delineate further the resource within the Pozo Azul zone, including the "Blue Whale" horizon and the mineralization below 210 meters, and to support a feasibility study. Approximately 50 additional holes are planned to identify tailings and waste disposal sites, and a number of large-diameter holes are planned for pilot-scale metallurgical testing to substantiate initial research work and provide pilot test data to generate engineering design criteria. The estimated development budget for 1996 is $6 to $8 million.

     Preliminary Mill Design and Production Plans.
     ---------------------------------------------
     The Company engaged an independent consultant to provide advice on preliminary mill design and production plans. This information, to be utilized by the Company to develop its feasibility study for the concession, is preparatory in nature and therefore not definitive. The mill is expected to be a conventional, gravity/flotation/cyanidation process yielding estimated recovery of gold and copper in excess of 90%. Up to 25% of the gold could be recovered by gravity, 50% by copper flotation and over 20% by cyanidation. Preliminary cost estimates of a 15,000 ton per day mill (with an error factor of -5% to +25%) are approximately $90 million.

     The Brisas concession is expected to be mined by open pit methods commencing in the Pozo Azul pit. The gold and copper appear at surface and mining is expected to be relatively simple and low cost, characterized by a low waste to ore strip ratio (estimated to be 1 to 1). The Pozo Azul pit would ultimately be longer than 1.6 kilometers and up to 800 meters wide. It is currently contemplated that a 20,000 or more tons per day milling facility will be constructed, and that open pit mining will generate at least 40,000 tons per day, including waste rock. In the early years this mine could produce in excess of

     400,000 ounces of gold and 45 million pounds of copper, with the addition of Blue Whale material. It is anticipated that the average gold production would be between 200,000 and 300,000 ounces of gold per year over a 12-14 year mine life. Studies to be conducted in late 1996 will focus on the final recovery process to be applied to this deposit. There are two main types of material to be mined, a soft clay-like material called saprolite, which constitutes about 15 percent of the deposit, and bedrock which represents the other 85 percent. Mining will be conventional blast, shovel and haul open pit mining which would then be fed to a central crusher. Special techniques may have to be employed in mining of the surface saprolites. Also because of the high water table in the area, continuous dewatering of the pit will have to be employed.

     Venezuelan Mining and Environmental Matters.
     --------------------------------------------
     The Company's Venezuelan mining operations are subject to laws of title that differ substantially from those of the United States, and to various mining and environmental rules and regulations that are similar in purpose to those in the United States. The more significant of these laws, rules and regulations are summarized below.

       CURRENT VENEZUELAN MINING LAW. The principal legislation governing the exploration and development of mineral resources in Venezuela is the Mining Law of 1945 and related regulations, administrative decrees and resolutions. The law governs every aspect of mineral exploration, evaluation and extraction throughout the country, and is administered by the MEM, through its Department of Mines.

       A chief distinction between the mining laws of Venezuela and those of the United States is the way in which mineral rights are owned and held. In Venezuela, all minerals, other than those used in construction, are initially owned by the government and can be explored and developed only by state-owned corporations or private entities that have applied for and obtained concessions or permits for such activities. Concessions may be granted for near-surface development (an alluvial concession) or subsurface vein development (a veta concession) or both. Generally a separate concession is granted for each mineral to be explored or exploited.

       There are two types of concessions. The first, an exploration and exploitation concession, gives the holder up to two years to explore a property of a maximum of 5,000 hectares (12,355 acres), and the right to choose for exploitation 50% of the area granted in parcels of 500 hectares (1,235.5 acres) each; for that purpose a certificate of exploitation has to be granted by the MEM. The second, an exploitation concession, does not have an exploration period and has an established surface area of up to 500 hectares. Under an exploitation concession, a mining title is granted directly to the holder. In both kinds of concessions, the holders have, in the case of alluvial deposits, three years to initiate exploitation and, in the case of vein deposits, five years to initiate exploitation. During such period, concession holders must submit a technical and economical feasibility study for approval to the MEM within 18 months for alluvial deposits and within 36 months for vein deposits, each case determined from the date of grant of the mining title or of the certificate of exploitation.

       Concessions and certificates of exploitation are granted in respect of rectangular lots not larger than 500 hectares (1,235.5 acres), and a single holder cannot be granted a total of more than 10,000 hectares (24,710 acres) of concessions relating to vein deposits and 20,000 hectares (49,420 acres) of concessions relating to alluvial deposits. Generally each mineral to be exploited is subject to the grant of a different concession, and usually a concession granted relating to alluvial deposits constitutes a separate concession from a concession relating to the underlying vein deposits. Both concessions grant the holder 20 years to actually complete development of the concession, provided all specified requirements, including compliance with environmental laws, are met. This period can be extended for up to an additional 20 years, through two 10-year extensions, following which all rights to the concession, including improvements, revert to the Venezuelan government.
       Holders of concessions are required to report their activities to the Department of Mines and must submit to routine inspections by Department representatives to confirm compliance with the law.

       All exploration and development activities must be conducted in compliance with applicable mining law, and may be undertaken only by applicants who demonstrate technical and financial capability, undertake to manufacture or refine mined ores in Venezuela, submit to Venezuela's tax laws, agree to share their mining technology with the local mining industry and recognize the reversionary interests of the Venezuelan government in the concession. In addition, an applicant for a concession must agree to certain terms, known as "special advantages", including the amount of royalties or mining taxes to be paid and the extent to which bonds or sureties may be posted to guarantee performance of the applicant's obligations. An applicant may also be required to make certain improvements for the benefit of the concession property and the surrounding area, such as constructing and maintaining access roads, airstrips, schools and medical dispensaries, and must agree to train local employees in modern mining exploration and production techniques.

       Venezuela has historically relied on government-owned entities to explore and develop mineral resources, although this practice is diminishing as the government seeks to encourage private investment. In the Guayana region of the country, for example, the regional Corporacion Venezolana de Guayana (the "CVG") and its various subsidiary state-owned companies have been granted the exclusive right to explore, evaluate and mine diamond and gold resources not previously awarded as concessions by the MEM. To accomplish this, CVG has granted mining contracts to private investors in the region and has engaged in joint venture or other arrangements with foreign and local companies. Although the Company's Brisas concession is located in the Guayana region, it was awarded by the MEM and is not subject to exploration or development claims by the CVG. The Company has been granted contracts by CVG and has pending applications on small parcels of property adjacent to the concession.

       PROPOSED MINING LAW. The former administration in Venezuela, lead by the MEM, introduced extensive amendments to Venezuela's mining law in 1993. These amendments include, among other items: the creation of a national mining council as an auxiliary entity under the Department of Mines; the introduction of the concept of assignment of mineral exploration and exploitation rights, which would facilitate joint ventures with state-owned companies; an easing of costly and time-consuming bureaucratic steps necessary to obtain a concession, coupled with the introduction of a new permitting system; expansion of the area that may be covered by a single exploration concession, and extension of the exploration period to up to six years; extension of the concession exploitation period from a maximum of 40 years to a maximum of 50 years; and a re-evaluation of the method and manner in which mining activities are taxed. Subsequently, the current MEM administration proposed new changes to the mining law which includes, among other things, granting concessionaires rights to substantially all mineralization contained in surface and deep (hardrock) material, seven year exploration periods, a royalty on gold production of 4%, (1% if sold to the Venezuelan Central Bank) and a bidding process for new concessions. The Venezuelan government, the MEM and industry representatives are currently debating the proposed changes to the mining law and there is no indication when or if any of the proposed changes will be adopted. The proposed amendments to the mining law are not expected to substantially affect existing concessions such as the Company's Brisas concession, or the terms under which such concessions can be explored or developed.

       ENVIRONMENTAL LAWS AND REGULATIONS. Venezuela's environmental laws and regulations are administered through regional offices of the Ministry of the Environment and Renewable Natural Resources. Concession holders who seek to develop a mineral property must first obtain a permit granting them the right to occupy the territory for mining purposes and then submit a report outlining the environmental impact of the development and the rehabilitative or reconditioning work to be undertaken once development activities are concluded.
       The ministry also prescribes certain mining recovery methods deemed harmful to the environment and monitors the concessionaire's activities to ensure compliance. The Company has presented an environmental audit of the alluvial concession and the first phase of an environmental impact study to the ministry (through its Brisas subsidiary), and will soon submit the second phase of the study.
       The Company also expects to submit an environmental impact statement to the Ministry addressing development and reclamation of the deeper mineralization believed to underlie the Brisas concession when the Company's application for the veta concession is granted. Alternatively, the Company may amend the existing environmental study to include the effect of mining the deeper mineralization.

     Item 3. Legal Proceedings.

     In January 1995, the Company and its Brisas subsidiary settled all outstanding litigation commenced in Venezuela in July 1992 to rescind a mining lease and purchase option agreement covering the Brisas concession. The Company contended throughout the lawsuit that the lease was terminable for nonpayment of rentals during a thirteen month period, and that a purchase option in the lease granting the defendant-lessee a right to purchase the concession was likewise terminable. The defendant-lessee and other parties who acquired an interest in the defendant-lessee during the course of the lawsuit and became additional defendants contended that the obligation to pay rentals during the disputed period was suspended by Brisas, and that the purchase option had not terminated. Despite the fact that the Venezuelan courts largely agreed with the Company's arguments, management and the board of directors determined that the long-term interests of the Company and its shareholders were best served by settlement of the lawsuit.

     Under the terms of the settlement agreement, which closed in January 1995, the Company issued 1,500,000 common shares and 500,000 common share purchase warrants (exercisable at $10 Cdn for 18 months) to Marwood International Ltd. ("Marwood") a wholly-owned subsidiary of TVX Gold Inc. ("TVX") and issued 1,250,000 common shares and 250,000 common share purchase warrants (exercisable at $10 Cdn for 18 months) to Bluegrotto Trading Limited ("Bluegrotto"), in exchange for releases irrevocably disposing of all rights, claims or causes of action asserted or capable of being asserted against the Company or Brisas with respect to the ownership, custody and control of the Brisas concession. Inversiones 871010, C.A., the original defendant is owned 90% by Marwood and 10% by Bluegrotto. The Company also deposited the sum of $4.5 million into a special escrow account for the benefit of TVX. These funds are to be released in the event Brisas is granted a concession from MEM to exploit the veta or bedrock rights underlying the Brisas concession on or before January 1, 2000. A related standstill covenant provided that the securities issued to the defendants may be sold only in accordance with certain limitations including a limitation that not more than 75,000 shares be sold in any 30-day period, other than pursuant to certain permitted block trades--until the earlier of three years following closing or such time as the defendants and any related persons own in the aggregate 5% or less of the then outstanding shares of common stock of the Company.

     As part of this covenant, the defendants further agreed that, for a period of four years, they would not: acquire any additional shares of common stock of the Company, whether in the open market or otherwise; directly or indirectly initiate, encourage or participate in any solicitation of proxies with respect to any matter submitted to the shareholders of the Company for vote; deposit any of their shares into a voting trust or other voting arrangement, or join in any partnership, limited partnership, syndicate or group for the purpose of owning, holding or disposing of such securities; or directly or indirectly initiate or encourage a tender or exchange offer for the securities of the Company, or agree to vote in respect of, or deposit or tender their securities in response to, any tender or exchange offer initiated, directly or indirectly, by a related party.

     On February 15, 1996, the Company consented, for a 30 day period, to the disposal by TVX of 1,500,000 common shares and 500,000 common share purchase warrants to a prescribed group of purchasers. According to an amendment to Schedule 13D filed by TVX, these securities were sold on February 19 and 26, 1996. All other terms and conditions of the settlement remain in full force and effect.

     The total settlement of $22,512,500 was recorded as an expense in the consolidated statement of operations of the Company for the year ended December 31, 1994. The settlement amount represents the market value, as of the settlement date, of the 2,750,000 shares of common stock issued in settlement; a value of $800,000, determined by an independent financial advisor retained by the Company, attributable to the 750,000 warrants issued in settlement; the $4.5 million placed in escrow; and related settlement costs of approximately $300,000.


     Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1995.

     PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Market Information.
     -------------------
     The common stock of the Company is traded on NASDAQ under the symbol "GLDR" and on the Toronto Stock Exchange ("TSE"), since September 1994, under the symbol "GLR". The following table sets out the high and low prices per share for the common stock for 1995 and 1994, as reported by the TSE and NASDAQ. The prices reported reflect inter-dealer prices, without regard to retail mark-ups, mark-downs or commissions, and do not necessarily reflect actual transactions.

                                            TSE                               NASDAQ
                             ----------------------------------  ----------------------------------
                                   1995              1994              1995              1994
                             ----------------  ----------------  ----------------  ----------------
                              High      Low     High      Low     High      Low     High      Low
                             -------  -------  -------  -------  -------  -------  -------  -------
                                      Canadian Dollars                       U.S.Dollars
       First Quarter         $11.750  $ 7.000       --       --  $ 8.750  $ 5.000  $15.750  $ 8.000
       Second Quarter         11.125    8.500       --       --    8.250    6.125   10.250    6.000
       Third Quarter          11.750    7.375   $8.875   $7.250    8.844    5.250    7.875    5.000
       Fourth Quarter          9.500    6.750   13.125    6.750    7.250    4.875    9.500    4.875

     Holders.
     --------
     The number of holders of common stock of record on March 26, 1996 was approximately 1,400 and total holders of common stock including those held in street name was approximately 6,000.

     Dividends.
     ----------
     The Company has declared no cash or stock dividends on its common stock since 1984, and in the opinion of management of the Company, will declare cash dividends in the future only if the earnings and capital of the Company are sufficient to justify the payment of such dividends.

     Item 6.  Selected Financial Data.

     The consolidated financial data set forth below have been selected by the Company and should be read in conjunction with the Company's consolidated financial statements. The financial data for 1995, 1994, 1993 and 1992 have been derived from the Company's consolidated financial statements, which have been audited by Coopers & Lybrand L.L.P., Spokane, Washington. The consolidated financial data for 1991 have been derived from the Company's consolidated financial statements, which have been audited by McFarland & Alton, P.S., Spokane, Washington. This financial data should be read in conjunction with, and is qualified by such financial statements and the notes thereto.


                                   1995          1994          1993          1992          1991
                                -----------   -----------   -----------   -----------   -----------
                                   (in thousands of dollars, except share and per share amounts)
       Other income             $     1,419   $     1,334   $       516   $       215   $        28
       Net loss                        (337)      (23,740)       (2,844)         (992)         (936)
       Loss per share of
         common stock                 (0.02)        (1.68)         (.28)         (.16)         (.19)
       Total assets                  52,262        43,263        13,907         6,110         1,591
       Long-term debt
         (contract payable)              --            --           825         1,586            --
       Shareholder's equity          47,073        37,900        11,792         3,774         1,147
       Common stock:
         Issued                  20,476,688    18,929,668    11,723,451     8,875,862     5,877,135
         Outstanding(1)          19,995,644    18,577,175    11,429,291     8,581,702     5,877,135
     _____________

     (1) Great Basin, MegaGold and Stanco each consolidated subsidiaries of the Company own shares of the Company's common stock, representing an indirect investment in itself.  The
         Company's proportionate ownership interest in the common stock held by these entities represents the difference between issued and outstanding shares.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Summary.
     --------
     The consolidated results of operations for 1995 consist of expenses related to activities other than the exploration and development of the Brisas concession partially offset by interest income from invested funds. All expenditures related to exploration activities on the concession have been capitalized as exploration and development costs. The Company has incurred losses in each of the last five years due to the lack of an operating property or other revenue generating business activity, and because of litigation, settlement costs and disposal of the Alfa concessions. Management anticipates that net losses of the Company will likely continue over the next three years as the result of increased expenditures associated with the management of exploration and development activities on the Brisas concession. Management estimates the trend of consolidated losses will reverse if and when gold and copper is produced from the Brisas concession. However, a number of significant events must occur before commercial production of the Brisas concession can begin, including the establishment of proven and probable reserves, the formal granting of the veta rights to the concession and procurement of all necessary regulatory permits and approvals.

     Results of Operations.
     ----------------------
       1995 COMPARED TO 1994. Consolidated net loss for the year ended December 31, 1995 was $337,303 or $0.02 per share, a decrease of approximately $23,000,000 from the prior year. The year ended December 31, 1994 included one-time litigation settlement costs as well as costs associated with the disposal of subsidiaries. Other income for 1995 was $1,418,754, which is an increase of approximately $85,000 over the previous year. The increase in other income during 1995 was principally due to increases in interest income offset by lower foreign currency gains. Interest income increased approximately $518,000 during the year due to greater levels of and returns on invested cash and foreign currency gain decreased approximately $418,000 due to the increases in currency exchange rates in Venezuela. The Venezuelan exchange rate was set at 170 bolivares per U.S. dollar during most of 1995 and was increased to 290 in December 1995. Operating expenses for the year amounted to $1,756,057, which is a decrease from the prior year of approximately $118,000, excluding settlement costs and loss on disposal of consolidated subsidiary incurred in 1994. Major components of the change in operating expenses, exclusive of settlement costs and loss on disposal of consolidated subsidiary, are a decrease in general and administrative of approximately $259,000 and legal and accounting of approximately $403,000, offset by an increase in directors' and officers' compensation of approximately $139,000 and a decrease in minority interest in net loss of consolidated subsidiaries of approximately $314,000.

       The decrease in general and administrative expenses was generally caused by the elimination of costs associated with Unicorn and its subsidiaries which operated the Alfa concessions. The Alfa concessions were disposed of in 1994. The decrease in legal and accounting expense is principally related to the settlement of the Brisas litigation. Directors' and officers' compensation increased as a result of salary adjustments in 1995 for officers. The principal change in minority interest in net loss of consolidated subsidiaries is the minority interest share of Unicorn's net loss from the Alfa concessions.

       1994 COMPARED TO 1993. Consolidated net loss for the year ended December 31, 1994 was $23,740,478 or $1.68 per share, an increase of approximately $21,000,000 from the prior year. Other income for the year was $1,334,044, which is an increase of approximately $818,000 over the previous year. The increase in other income during 1994 was principally due to increases in interest income offset by lower foreign currency gains. Interest income increased approximately $932,000 during the year due to greater levels of invested cash and foreign currency gain decreased approximately $108,000 due to the repayment of the Brisas contract payable and exchange controls implemented by the Venezuelan government. During 1994 the Venezuelan exchange rate was set at 170 bolivares per U.S. dollar. Operating expenses for the year amounted to $25,074,522, which is an increase of approximately $21,700,000 from the prior year. The increase in operating expense was primarily due to costs related to the settlement of the Brisas litigation. Operating expenses for 1994, exclusive of the settlement costs, were approximately $2,600,000, which is a decrease from the prior year of approximately $800,000. Major components of the change in operating expenses, exclusive of settlement costs, were an increase in general and administrative of approximately $550,000 and legal and accounting of $290,000, offset by an increase in minority interest in net loss of approximately $320,000 and a decrease in loss on disposal of consolidated subsidiary of approximately $1,200,000.

       The 1994 increase in general and administrative expenses was generally caused by increases in personnel related costs, travel, consulting, costs related to expanded shareholder communications and promotion and associated costs related to dual stock market listings. Previously, costs associated with Unicorn were recorded as capitalized exploration and development costs. In 1994, all costs associated with the operations of Unicorn were expensed and included in the consolidated results of operations. The change in legal and accounting is principally related to the Brisas litigation. The principal change in minority interest in net loss of consolidated subsidiary is the minority interest share of Unicorn's net loss. The change in the loss on disposal of consolidated subsidiary represents the difference between the adjustment for estimated net realizable value recorded in 1993 and the additional loss recorded in 1994 at the time the sale transaction was completed.

       During 1994, the Company exchanged all of the outstanding shares of common stock of a subsidiary, Caromin Aruba (and indirectly its ownership of the Alfa concessions) for all of the outstanding shares of Stanco, a company owned by a former employee. The former employee placed 58,333 shares of the Company and 700,000 shares of Glandon into an escrow arrangement within Stanco. These securities are held by an independent escrow agent pending future sale for the benefit of the Company. Under certain circumstances a portion of the proceeds from the sale of the securities held in escrow are payable to the former employee. The Company's total investment, through its subsidiaries, associated with the Alfa concessions was approximately $3.8 million as of the date of sale. The proceeds to be received by the Company from the securities held in escrow are $1.3 million, based on the market value of the Company's common stock as of the date of the transaction, resulting in a loss of $2.5 million from the disposal. The Company recorded $1.85 million of this loss during the year ended December 31, 1993, and recorded the remaining $690,000 in 1994.

     Liquidity and Capital Resources.
     --------------------------------
       INVESTING. During 1995 the Company commenced development drilling in the Pozo Azul zone, the bulk of which will be completed in 1996. The drilling includes a 129 diamond drill-hole program based on 50 meter spacing, totaling some 18,000 meters. In addition, the Company will initiate a 25 x 25 meter spaced drill program on selected areas of the Pozo Azul zone in May or June of 1996. These programs are designed to delineate further the resource within the Pozo Azul zone, including the "Blue Whale" horizon and the mineralization below 210 meters, and to support a feasibility study. Approximately 50 additional holes are planned to identify tailings and waste disposal sites, and a number of large-diameter holes are planned for pilot-scale metallurgical testing to substantiate initial research work and provide pilot test data to generate engineering design criteria. The estimated development budget for 1996 is $6 to $8 million.

       The Company engaged an independent consultant to provide advice on preliminary mill design and production plans. This information, to be utilized by the Company to develop its feasibility study for the concession, is preparatory in nature and therefore not definitive. The mill is expected to be a conventional, gravity/flotation/ cyanidation process yielding estimated recoveries of gold and copper in excess of 90%. Initial cost estimates of a 15,000 ton per day mill (with an error factor of -5% to +25%) are approximately $90 million.

       Significant additional drilling activities remain to be undertaken on the concession. Management has not determined when commercial development of the concession, if warranted, might begin. On
       March 21, 1996 the Company announced a geologic resource of 6.7 million ounces of gold and gold equivalent, consisting of 4.9 million ounces of gold and 720 million pounds of copper (or approximately 1.8 million ounces of gold equivalent). The resource now approximates
       177 million tons grading 0.85 grams (0.027 ounces) per ton gold and 0.18% copper. Mineralization related to the alluvial concession is less than 15% of the deposit, the remainder of the deposit relates to the hardrock (veta) concession for which the Company has applied to the MEM but has not been formally granted as of the date of this report. Development of the Brisas concession is contingent on the results of future drilling, obtaining the hardrock or veta rights to the property and other Venezuelan regulatory issues.

       During the year ended December 31, 1995, the Company expended approximately $3.7 million on the Brisas concession. These expenditures consisted of approximately $3.5 million in capitalized development and exploration costs and $0.2 million for equipment. On a cumulative basis since inception, the Company has expended approximately $45.5 million on the Brisas concession. These costs include acquisition costs of $2 million, capitalized development and exploration costs and equipment expenditures of $21 million (including Company stock valued at $9.8 million issued to purchase the minority interest in subsidiaries which owned the Brisas concession) and litigation settlement costs of $22.5 million ($17.5 million of which was stock and warrants) which was expensed in 1994. Amounts recorded as capitalized exploration and development costs include all costs associated with the Brisas concession, including personnel and related administrative expenditures, drilling and related exploration costs, capitalized interest expenses, litigation costs and general support costs related to the concession.

       The Venezuelan government imposed controls over the exchange rate between the U.S. dollar and the Venezuelan bolivar in mid 1994, freezing the rate at 170 bolivares per dollar and limiting the access to dollars in exchange for bolivares. These exchange control measures remain in place as of March 26, 1996 although, in December 1995, the official exchange rate was increased to 290 bolivares per dollar. The Venezuelan government is presently negotiating with the International Monetary Fund to secure funding to restructure its economy. As a result of these negotiations, the Venezuelan government is expected to lift exchange and price control measures sometime during 1996.

       Beginning in the third quarter of 1995, partly in reaction to pent-up demand in Venezuela for U.S. dollars, the government sanctioned an unofficial secondary currency market by permitting deeply discounted purchases of dollar denominated Venezuelan national debt (Brady Bonds) using bolivares on the Caracas Stock Exchange. During the second half of 1995, the Company utilized the Brady Bond market mechanism to convert $1.6 million dollars into 410 million bolivares, realizing an average conversion rate of 256 bolivares per dollar compared to the official exchange rate of 170 bolivares per dollar, which helped offset the effect of inflation in Venezuela during 1995. The Company expects to continue to utilize this mechanism for substantially all of its conversions of dollars into bolivares to satisfy its bolivar denominated obligations as long as the combination of exchange controls and available secondary markets exist, although there is no certainty as to how long such conditions will continue or to what extent the officially controlled exchange rate will be exceeded by the secondary market conversion rate which as of March 22, 1996 such exchange rate was in excess of 530 bolivares per dollar.

       The economic conditions in Venezuela have resulted in political and social turmoil on occasion, which can be expected to continue. Such conditions have not materially adversely affected the Company's operations in Venezuela to-date as substantially all of the Company's sources of funding for its Venezuelan operations are denominated in U.S. dollars and the Company does not repatriate funds from Venezuela. If exchange controls continue in Venezuela, then inflation will likely have an adverse affect on the Company's Venezuelan operations in the future. The Company does not believe its operations in Venezuela pose mining risks that are significantly greater than mining operations conducted in the United States. Although Venezuelan mining law treats mineral rights differently than they are treated in the United States, mining exploration and development activities themselves are conducted, as they are in the United States, under the auspices of the government and pursuant to published development and environmental guidelines and regulations. The Company believes such requirements are reasonable.

       FINANCING. The Company has financed its mining activities in Venezuela principally from the sale of equity securities. Future acquisition costs and exploration expenses, and the cost of placing the Brisas concession or additional future properties, if any, into production, if warranted, are expected to be similarly financed. During 1994 and 1993, the Company raised approximately $46.7 million in equity financing to support its business activities. These transactions consisted of the sale of additional shares of common stock, or warrants to purchase common stock, and the exercise of previously issued warrants and options. Management anticipates that the Company will require additional financing in order to place the concession into production. The Company continuously evaluates market and other conditions for the possible sale of common stock to finance such activities, but has no current plans to issue additional shares except in connection with the exercise of warrants and options.

       On March 14, 1996 the board of directors of the Company approved a six month extension of the expiration date, from March 15, 1996 to September 15, 1996, of the 1,000,000 common share purchase warrants (exercisable at $13.00) issued in March of 1994 and previously extended from March 15, 1995 to March 15, 1996. In addition, the Company has 750,000 common share purchase warrants outstanding which are exercisable at $7.33 and expire in June 1996. The Company expects to raise an additional $18.5 million if and when these warrants are exercised.

       As of March 26, 1996, the Company held approximately $24 million in cash and held-to-maturity securities. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of exploration and development activities on the Brisas concession, whether the Company is successful in obtaining the concession to the bedrock or veta mineralization believed to underlie the Brisas concession, management's assessment of the financial markets, the successful acquisition of additional properties or projects, if any, and the overall capital requirements of the consolidated group. At this time, management anticipates that its current cash and investment position, together with the proceeds expected to be received from any future exercise of outstanding warrants, will be sufficient to cover estimated operational and capital expenditures associated with the exploration and development of the Brisas concession through 1997.

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement requires adoption on or before January 1, 1996 and allows a reporting entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" as long as the entity provides pro-forma disclosure of stock-based employee compensation plans using the fair value based method of accounting in its annual financial statements.

       In March 1995, Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued. The Statement prescribes the recognition and measurement of impaired assets, including long-lived assets. It requires that the carrying amount of impaired assets be reduced to fair value. The Statement requires a review for impairment of long-lived assets and identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized. However, the amount of the impairment loss to be recognized is based on discounted cash flows. Management does not expect any significant financial statement impact as a result of adopting the provisions of SFAS No. 121 as required on January 1, 1996.

     Item 8. Financial Statements and Supplementary Data.

     Index to Consolidated Financial Statements
       Report of Independent Accountants
       Consolidated Balance Sheets
       December 31, 1995 and 1994
       Consolidated Statement of Operations
         for the years ended December 31, 1995, 1994 and 1993
       Consolidated Statement of Changes in Shareholders' Equity
         for the years ended December 31, 1995, 1994 and 1993
       Consolidated Statement of Cash Flows
         for the years ended December 31, 1995, 1994 and 1993 Notes to Consolidated Financial Statements

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There were no changes in or disagreements with accountants on accounting or financial disclosures during the year ended December 31, 1995.

     REPORT OF INDEPENDENT ACCOUNTANTS



     The Board of Directors and Shareholders
     Gold Reserve Corporation


     We have audited the accompanying consolidated balance sheets of Gold Reserve Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Reserve Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in Notes 2 and 4, the Company changed its method of accounting for investments in 1994 and income taxes in 1993.


                                     COOPERS & LYBRAND L.L.P.



     Spokane, Washington
     March 15, 1996

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     December 31, 1995 and 1994

                                                     1995         1994
                                                  -----------  -----------

                       ASSETS
     Current Assets:
     Cash and cash equivalents                    $10,095,616  $ 6,675,771
     Investments:
       Held-to-maturity securities, at
         amortized cost                            10,630,963   26,079,822
       Accrued interest on investments                101,793      259,780
     Deposits, advances and other                     628,037      493,956
     Litigation settlement held in escrow           4,500,000           --
                                                  -----------  -----------
           Total current assets                    25,956,409   33,509,329
                                                  -----------  -----------
     Property, plant and equipment, net            22,065,868    9,551,676
     Investments:
       Available-for-sale securities                  215,364      177,809
       Held-to-maturity securities, at
         amortized cost                             4,000,000           --
     Other                                             24,066       24,066
                                                  -----------  -----------
           Total assets                           $52,261,707  $43,262,880
                                                  ===========  ===========
                     LIABILITIES

     Current Liabilities:
       Litigation settlement payable              $ 4,500,000  $ 4,500,000
       Accounts payable and accrued expenses          262,219      572,713
       Note payable:  KSOP, current portion           149,960       25,000
                                                  -----------  -----------
           Total current liabilities                4,912,179    5,097,713

     Note payable:  KSOP, non-current portion         186,749      123,760
     Minority interest in consolidated
       subsidiaries                                    90,160      141,651
                                                  -----------  -----------
           Total liabilities                        5,189,088    5,363,124
                                                  -----------  -----------

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     December 31, 1995 and 1994

                                                     1995         1994
                                                  -----------  -----------

                  SHAREHOLDERS' EQUITY

     Shareholders' Equity:
       Serial preferred stock, without par value
         Authorized: 10,000,000 shares
         Issued: none
       Common stock, without par value
         Authorized: 40,000,000 shares
         Issued: 1995, 20,476,688
                 1994, 18,929,668
       Outstanding, 1995, 19,995,644
                    1994, 18,577,175              $80,068,854  $69,453,393
       Less common stock held by affiliates        (1,428,565)    (504,276)
       Unrealized gain on available-for-sale
         securities                                    85,960       79,017
       Accumulated deficit                        (31,316,921) (30,979,618)
       KSOP debt guarantee                           (336,709)    (148,760)
                                                  -----------  -----------
           Total shareholders' equity              47,072,619   37,899,756
                                                  -----------  -----------
           Total liabilities and shareholders'
             equity                               $52,261,707  $43,262,880
                                                  ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED STATEMENT OF OPERATIONS
     For the Years Ended December 31, 1995, 1994 and 1993

                                      1995          1994          1993
                                  ------------  ------------  ------------

     Other Income:
       Interest income            $  1,548,998  $  1,031,206  $     98,995
       Foreign currency (loss)
         gain                         (130,244)      288,628       396,795
       Miscellaneous                        --        14,210        20,589
                                  ------------  ------------  ------------
                                     1,418,754     1,334,044       516,379
                                  ------------  ------------  ------------
     Expenses:
       General and administrative      961,829     1,220,740       674,652
       Directors' and officers'
         compensation                  465,684       327,005       421,639
       Legal and accounting            288,371       691,140       401,371
       Depreciation                     28,549        15,751        12,497
       Interest, net of amount
         capitalized                     8,214         3,318         2,221
       Minority interest in net
         loss of consolidated
         subsidiaries                   (8,360)     (322,348)       (2,448)
       Loss on disposal of
         consolidated subsidiary            --       688,051     1,850,000
       Litigation settlement                      22,512,500
       Net loss (gain) on
         investments                    11,770       (61,635)           --
                                  ------------  ------------  ------------
                                     1,756,057    25,074,522     3,359,932
                                  ------------  ------------  ------------
     Net loss                     $   (337,303) $(23,740,478) $ (2,843,553)
                                  ============  ============  ============
     Net loss per share           $      (0.02) $      (1.68) $      (0.28)
                                  ============  ============  ============
     Weighted average common
       shares outstanding           19,415,805    14,102,646    10,228,272
                                  ============  ============  ============

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
     For the Years Ended December 31, 1995, 1994 and 1993

                                                                                             Unrealized
                                                                                 Common       Gainon
                                       Common Stock Issued                    Stock Issued    Available-
                                    --------------------------  Accumulated        to         for-Sale
                                       Shares        Amount       Deficit      Affiliates    Securities
                                    ------------  ------------  ------------  ------------  ------------
     Balance, December 31, 1992        8,875,862  $  8,290,819  $ (4,395,587) $    (70,944) $         --
     Net loss                                                     (2,843,553)
     Common stock issued:
       Services                           12,552        48,851
       Cash                            2,530,000    10,413,976
       Options and warrants              305,037       418,749
     Reduction of shareholders'
       equity associated with
       change in subsidiaries'
       minority interest                               (25,050)
                                    ------------  ------------  ------------  ------------  ------------
     Balance, December 31, 1993       11,723,451    19,147,345    (7,239,140)      (70,944)           --
     Effect of change in accounting
       for investments                                                                      $    108,425
     Net loss                                                    (23,740,478)
     Common stock issued:
       Services                            6,000        33,000
       Litigation settlement           2,750,000    16,912,500
       Cash                            2,020,000    19,754,290
       Options and warrants            2,430,217    13,650,244
     Value attributed to
       issuance of warrants                            800,000
     Decrease in unrealized gain
       on available-for-sale
       securities                                                                                (29,408)
     Increase in common stock held
       by consolidated subsidiaries                                               (433,332)

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY, CONTINUED For the Years Ended December 31, 1995, 1994 and 1993

                                                                                             Unrealized
                                                                                 Common       Gainon
                                       Common Stock Issued                    Stock Issued    Available-
                                    --------------------------  Accumulated        to         for-Sale
                                       Shares        Amount       Deficit      Affiliates    Securities
                                    ------------  ------------  ------------  ------------  ------------
     Reduction of shareholders'
       equity associated with
       change in subsidiaries'
       Minority interest                          $   (843,986)
                                    ------------  ------------  ------------  ------------  ------------
     Balance, December 31, 1994     $ 18,929,668    69,453,393  $(30,979,618) $   (504,276) $     79,017
     Net loss                                                       (337,303)
     Common stock issued:
       Cash                               50,000       280,195
       Options                           167,835       460,162
       Exchange for minority
         interest of subsidiaries      1,329,185     9,882,028
     Increase in common stock held
       by consolidated subsidiaries                                               (924,289)
     Increase in unrealized gain on
       available-for-sale securities                                                               6,943
     Reduction of shareholders'
       equity associated with
       change in subsidiaries'
       minority interest                                (6,924)
                                    ------------  ------------  ------------  ------------  ------------
     Balance, December 31, 1995       20,476,688  $ 80,068,854  $(31,316,921) $ (1,428,565) $     85,960
                                    ============  ============  ============  ============  ============

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CASH FLOWS
     For the Years Ended December 31, 1995, 1994 and 1993

                                                               1995          1994          1993
                                                           ------------  ------------  ------------
     Cash Flow from Operating Activities:
       Net loss                                            $   (337,303) $(23,740,478) $ (2,843,553)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
           Depreciation                                          28,549        15,751        12,497
           Amortization of discount on held-to-maturity
             securities                                        (765,451)           --            --
           Foreign currency loss (gain)                         130,244      (308,711)     (396,795)
           Minority interest in net loss of consolidated
             subsidiaries                                        (8,360)     (322,348)       (2,448)
           Net (gain) loss on disposition and revaluation
             of equity securities                                11,770       (61,635)           --
           Loss on disposal of consolidated subsidiary               --       688,051      1,850,000
           Common stock issued for services/expenses                 --        33,000         48,851
           Loss on disposal of equipment                             --        25,909            --
           Common stock and warrants issued for litigation
             settlement                                              --    17,712,500            --
           Changes in current assets and liabilities:
               Net increase in current assets                (4,476,094)     (412,308)     (141,197)
               Net (decrease) increase in current
                 liabilities                                   (310,494)    4,656,881       159,194
                                                           ------------  ------------  ------------
                    Net cash used by operating activities    (5,727,139)   (1,713,388)   (1,313,451)
                                                           ------------  ------------  ------------
     Cash Flow from Investing Activities:
       Purchase of held-to-maturity securities              (20,609,690)  (32,022,160)           --
       Purchase of property, plant and equipment             (3,807,683)   (5,034,437)   (4,392,914)
       Proceeds from maturity of held-to-maturity
         securities                                          32,824,000     5,942,338            --

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
     For the Years Ended December 31, 1995, 1994 and 1993

                                                               1995          1994          1993
                                                           ------------  ------------  ------------
     Cash Flow from Investing Activities, Continued:
       Proceeds from sale of available-for-sale
         securities                                                  --        75,769            --
       Other                                                         --        (1,512)       11,500
                                                           ------------  ------------  ------------
                     Net cash provided (used) by
                       investing activities                   8,406,627   (31,040,002)   (4,381,414)
                                                           ------------  ------------  ------------
     Cash Flow from Financing Activities:
       Proceeds from issuance of common shares                  740,357    33,404,534    10,832,725
       Payments on contract payable                                  --      (742,085)           --
                                                           ------------  ------------  ------------
                     Net cash provided by financing
                       activities                               740,357    32,662,449    10,832,725
                                                           ------------  ------------  ------------
     Change in Cash and Cash Equivalents:
       Net increase (decrease) in cash and cash
         equivalents                                          3,419,845       (90,941)    5,137,860
       Cash and cash equivalents - beginning of year          6,675,771     6,766,712     1,628,852
                                                           ------------  ------------  ------------
       Cash and cash equivalents - end of year             $ 10,095,616  $  6,675,771  $  6,766,712
                                                           ============  ============  ============
     Supplemental Cash Flow Information
       Cash paid during the year for:
         Interest, net of amount capitalized               $     10,202  $      3,318  $      2,221
       Other non-cash activities:
         Issuance of common shares for minority
           interest in subsidiaries                        $  9,882,028            --            --

     The accompanying notes are an integral part of the consolidated financial statements.
     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     NOTES TO FINANCIAL STATEMENTS


      1.  The Company and Significant Accounting Policies:

          The Company
          -----------
          The Company was incorporated in Montana in 1956 for the purpose of acquiring, exploring and developing mining properties and placing these properties into production. The Company is currently involved in the exploration and development of the Brisas Alluvial Gold Concession (Brisas concession) a potential gold property in Venezuela.

          Consolidation
          -------------
          The consolidated financial statements include the accounts of the Company, three Venezuelan subsidiaries, Gold Reserve de Venezuela, C.A. (GLDRV) Compania Aur'fera Brisas del Cuyun', C.A. (Brisas), Compania Minera Unicornio, C.A. (Unicorn), two domestic majority-owned subsidiaries, Great Basin Energies, Inc. (Great Basin) and MegaGold Corporation (MegaGold) and seven Aruban subsidiaries which were formed to hold the Company's interest in its foreign subsidiaries or for future transactions. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's policy is to consolidate those subsidiaries where majority control exists and control is other than temporary.

          At December 31, 1995 and 1994, the Company's proportionate share of the equity in its consolidated subsidiaries exceeded the Company's cost basis of its investments by $35,659 and $42,583, respectively, due to sales of the subsidiaries' common stock to minority shareholders at amounts in excess of the Company's cost basis.

          Cash and Cash Equivalents
          -------------------------
          The Company considers short-term, highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for purposes of reporting cash equivalents and cash flows. At December 31, 1995, the Company had certificates of deposits totaling $149,960 pledged as security for bank loans related to the Gold Reserve KSOP Plan (see Note 5). At
          December 31, 1995, the Company had $95,000 in U.S. banks in excess of federally insured limits and had $927,000 in Venezuelan and off-shore banks.

          Investments
          -----------
          Investments classified as available-for-sale are carried at quoted market value. Unrealized gains and losses are recorded as a component of shareholders' equity. Investments classified as held-to-maturity are carried at amortized cost. Realized gains and losses on the sale of investments are recorded based upon specific identification.

          Exploration and Development Costs
          ---------------------------------
          Exploration costs incurred in locating areas of potential mineralization are expensed as incurred. Exploration costs of properties or working interests with specific areas of potential mineralization are capitalized pending the determination of a property's economic viability. Development costs of proven mining properties not yet producing are capitalized and classified as property, plant and equipment. Upon commencement of production, capitalized exploration and development costs will be amortized based on the estimated proven and probable ore reserves benefited. Deferred exploration and development costs of unsuccessful projects are expensed.

          Property, Plant and Equipment
          -----------------------------
          Property, plant and equipment are recorded at the lower of cost or estimated net realizable value. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired or sold are removed from the accounts and any resulting gain or loss is reflected in operations. Depreciation is provided using straight-line and accelerated methods over the useful life of the related asset. During the exploration and development phase, depreciation of mining assets is capitalized. Interest costs incurred during the construction and development of qualifying assets are capitalized. During 1994 and 1993, approximately $218,000 and $473,000 of interest was capitalized.

          In March 1995, Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued. The Statement prescribes the recognition and measurement of impaired assets, including long-lived assets. It requires that the carrying amount of impaired assets be reduced to fair value. The Statement requires a review for impairment of long-lived assets and identifiable intangibles to be held and used by an

          Property, Plant and Equipment, Continued
          ----------------------------------------
          entity whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized. However, the amount of the impairment loss to be recognized is based on discounted cash flows. Management does not expect any significant financial statement impact as a result of adopting the provisions of SFAS No. 121 as required on January 1, 1996.

          Foreign Currency
          ----------------
          The Company's Venezuelan subsidiaries operate in a highly inflationary economy. As a result, non-monetary assets and liabilities are translated at historical rates, while net monetary assets and liabilities are translated at current rates, with the resulting foreign currency translation gains and losses included in operations. Gains and losses from foreign currency transactions are also included in the results of operations.

          Estimates
          ---------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Substantially all of the Company's investment in property, plant and equipment represents amounts invested in the Brisas concession. Management's capitalization of exploration and development costs and assumptions regarding the future recoverability of such costs is subject to the risks and uncertainties of developing a mineable ore reserve on the Brisas concession which is based on engineering and geological estimates including gold and copper prices, estimated plant construction costs and operating costs and the procurement of all necessary regulatory permits and approvals, including the hard rock (veta) rights to the concession. These estimates could change in the future which could affect the carrying value and the ultimate recoverability of the amounts recorded as property, mineral rights and capitalized exploration and development costs.

          Estimates, Continued
          --------------------
          The Venezuelan government imposed controls over the exchange rate between the U.S. dollar and the Venezuelan bolivar in mid 1994, freezing the rate at 170 bolivares per dollar and limiting the access to dollars in exchange for bolivares. These exchange control measures remain in place as of the first quarter of 1996 although, in December of 1995, the official exchange rate was increased to 290 bolivares per dollar. The Venezuelan government is presently negotiating with the International Monetary Fund to secure funding to restructure its economy. As a result of these negotiations, the Venezuelan government is expected to lift exchange and price control measures sometime during 1996. Inflation and other economic conditions have resulted in political and social turmoil on occasion, which can be expected to continue. Such conditions have not materially adversely affected the Company's operations in Venezuela to date.

          Venezuela has generally encouraged foreign investment in the past, and the Company believes there presently exist no significant policies, license requirements or other regulations which might present barriers to its continued investment in the country. Whether and to what extent current or future economic, regulatory or political conditions may materially adversely affect the Company's financial position in the future cannot be predicted.

          Net Loss Per Share
          ------------------
          Net loss per share is based on the weighted average number of common shares outstanding during each year, which has been reduced by the Company's proportionate ownership of common shares owned by Great Basin, MegaGold and Stanco Investments, A.V.V. (Stanco). Common stock equivalents are anti-dilutive and therefore have been excluded from the computation.


      2.  Investments:

          The Company accounts for its investment in equity securities as available-for-sale securities, and its investment in government-backed bonds as held-to-maturity securities according to the provisions of Statement of Financial Accounting Standards
          No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which was adopted by the Company January 1, 1994.
          The effect of applying this new standard was to increase shareholders' equity by $108,425. There was no income tax effect on the unrealized gain. Held-to-maturity securities consist primarily of U.S. bonds which are recorded at amortized cost.
          The bonds outstanding at December 31, 1995 mature as follows:
          $10,630,963 in 1996 and $4,000,000 in 1997.

                                                          Held-to-Maturity Securities
                                              -----------------------------------------------------
                                               Amortized
                                                 Cost/                                    Quoted
                                                Carrying    Unrealized    Unrealized      Market
     December 31, 1995:                          Value         Gain          Loss         Value
     --------------------------------------   -----------   -----------   -----------   -----------
     Government backed bonds                  $14,630,963   $    39,401   $    (1,879)  $14,668,485
                                              ===========   ===========   ===========   ===========
                                                         Available-for-Sale Securities
                                              -----------------------------------------------------
                                                                                          Carrying
                                                                                           Quoted
                                                            Unrealized    Unrealized       Market
                                                 Cost          Gain          Loss          Value
                                              -----------   -----------   -----------   -----------
     Gold Reserve Corporation                 $   220,318   $ 3,683,310            --   $ 3,903,628
     Less, ownership by the
       Company (1)                               (128,564)   (3,683,310)           --    (3,811,874)
                                              -----------   -----------   -----------   -----------
                                                   91,754            --            --        91,754
     Other equity securities                       37,650        85,960            --       123,610
                                              -----------   -----------   -----------   -----------
                                              $   129,404   $    85,960            --   $   215,364
                                              ===========   ===========   ===========   ===========
                                                            Held-to-Maturity Securities
                                              -----------------------------------------------------
                                               Amortized
                                                 Cost/                                    Quoted
                                                Carrying    Unrealized    Unrealized      Market
     December 31, 1994:                          Value         Gain          Loss         Value
     --------------------------------------   -----------   -----------   -----------   -----------
     Government backed bonds                  $26,079,822            --   $   (94,382)  $25,985,440
                                              ===========   ===========   ===========   ===========


                                                         Available-for-Sale Securities
                                              -----------------------------------------------------
                                                                                          Carrying
                                                                                           Quoted
                                                            Unrealized    Unrealized       Market
     December 31, 1994, Continued:               Cost          Gain          Loss          Value
     -----------------------------            -----------   -----------   -----------   -----------
     Gold Reserve Corporation                 $   120,318   $ 4,061,110            --   $ 4,181,428
     Less, ownership by the Company (1)           (70,944)   (4,061,110)           --    (4,132,054)
                                              -----------   -----------   -----------   -----------
                                                   49,374            --            --        49,374
     Other equity securities                       49,418        79,017            --       128,435
                                              -----------   -----------   -----------   -----------
                                              $    98,792   $    79,017            --   $   177,809
                                              ===========   ===========   ===========   ===========
     ------------------
     (1) The Gold Reserve Corporation shares above are owned by the Company's subsidiaries:  Great
         Basin, MegaGold and Stanco.  The Company's effective ownership of its own stock through its subsidiaries is deducted from the above  number of shares held and recorded as a reduction of common stock outstanding on the balance sheets.  These shares are carried at cost.

      3.  Property, Plant and Equipment:

          Property, plant and equipment as of December 31, 1995 and 1994 consisted of the following:

                                                      1995        1994
                                                  -----------  -----------
            Domestic
            --------
            Furniture and office equipment        $   184,271  $   138,643
            Transportation equipment                  162,000      162,000
                                                  -----------  -----------
                                                      346,271      300,643
            Less accumulated depreciation             (98,888)     (70,339)
                                                  -----------  -----------
                                                      247,383      230,304
                                                  -----------  -----------
            Foreign
            -------
            Property and mineral rights            11,002,335    2,149,339
            Capitalized exploration and
              development costs                    10,247,988    6,737,686
            Buildings                                  86,989       15,381
            Furniture and fixtures                    295,323      256,404
            Transportation equipment                  225,832      179,448
            Machinery and equipment                   286,463      163,702
                                                  -----------  -----------
                                                   22,144,930    9,501,960
            Less accumulated depreciation            (326,445)    (180,588)
                                                  -----------  -----------
                                                   21,818,485    9,321,372
                                                  -----------  -----------
                Total                             $22,065,868  $ 9,551,676
                                                  ===========  ===========

          In June 1994, the Company exchanged all of the outstanding shares of common stock of a subsidiary, Compania Minera de Bajo Caroni A.V.V. (and indirectly its rights to the Alfa gold and diamond concessions) for all of the outstanding shares of Stanco, a company owned by a former employee. The Company's total investment, through its subsidiaries, associated with the Alfa concessions was approximately $3.8 million. Based on the value of the consideration received at the date of the transaction, the resulting total loss from the disposal was $2.5 million. During the year ended December 31, 1993, the Company recorded $1.85 million of this loss and during the year ended December 31, 1994, recorded the remaining $690,000 loss from the transaction.

      4.  Income Tax:

          Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The change had no financial statement effect at January 1, 1993. No income tax benefit has been recorded for the three years ended December 31, 1995 due to net operating losses.

          The Company's Venezuelan subsidiaries are subject to Venezuelan income tax. All costs related to the Company's Brisas concession have been recorded as capitalized exploration and development costs for tax purposes, and therefore the Company has not recorded any foreign tax attributes. No income tax has been paid or accrued by the Company's subsidiaries during 1995, 1994 and 1993. At December 31, 1995, the Company had the following U.S. federal tax basis loss carryforwards and tax credits:

                                                    Amount       Expires
                                                  -----------  -----------
            Regular tax net operating loss:       $   272,248      2006
                                                    1,650,395      2007
                                                    1,244,312      2008
                                                      700,536      2009
                                                      329,918      2010
                                                  -----------
                                                  $ 4,197,409
                                                  ===========

            Alternative minimum tax net
              operating loss:                     $   289,523      2006
                                                    1,624,454      2007
                                                    1,218,023      2008
                                                      671,999      2009
                                                      300,000      2010
                                                  -----------
                                                  $ 4,103,999
                                                  ===========

            Foreign tax credit                    $       825      1996
            Capital loss                          $   832,473      1996
            Investment tax credit                 $     5,967      2001
            Alternative minimum tax credit        $    19,871       --

          The components of the deferred tax assets and liabilities as of December 31, 1995 and 1994 were as follows:


                                                     Deferred Tax Asset
                                                        (Liability)
                                                  ------------------------
                                                      1995        1994
                                                  -----------  -----------
            Accounts payable and accrued
              expenses                            $     9,908  $        --
            Accrued investment income                 (35,426)          --
            Property, plant and equipment           8,502,255    8,413,365
                                                  -----------  -----------
            Total temporary differences             8,476,737    8,413,365

            Net operating loss carryforward         1,427,119    1,588,083

            Investment tax credit                       5,967        5,967
            Alternative minimum tax credit             19,871       19,871
            Foreign tax credit                            825       17,336
            Capital loss carryforward                 283,041      303,978
                                                  -----------  -----------
            Total temporary differences,
              operating losses and tax credit
              carryforwards                        10,213,560   10,348,600
            Valuation allowance                   (10,213,560) (10,348,600)
                                                  -----------  -----------
            Net deferred tax asset                $        --  $        --
                                                  ===========  ===========

          The Company has recorded a valuation allowance to reflect the estimated amount of the deferred tax asset which may not be realized, principally due to expiration of net operating losses and other carryforwards. The valuation allowance for deferred tax assets may be reduced in the near term if the Company recognizes taxable income in the future. The changes in the valuation allowance for the years ended December 31, 1995, 1994 and 1993 were as follows:
                                      1995          1994          1993
                                  ------------  ------------  ------------
            Balance, beginning of
              year                $ 10,348,600  $  2,031,630  $    910,734
            Change in valuation
              allowance due to
              change in deferred
              tax asset subject
              to uncertainty of
              recovery                (135,040)    8,316,970     1,120,896
                                  ------------  ------------  ------------
            Balance, end of year  $ 10,213,560  $ 10,348,600  $  2,031,630
                                  ============  ============  ============

      5.  Employee Benefit KSOP Plan:

          In October, 1990, the Company adopted the Gold Reserve KSOP Plan (the KSOP Plan). The KSOP Plan is comprised of two parts, (1) the salary reduction plan, or 401(k) plan, and (2) the employee stock ownership plan, or ESOP.

          During 1995 and 1994, the KSOP Plan purchased from the Company 50,000 and 20,000 common shares for $280,195 and $123,760, respectively. On a cumulative basis, the KSOP Plan has purchased 323,571 common shares since inception. The purchases of stock were financed by bank loans, with varying rates of interest between 4.70 and 8.24 percent. As of December 31, 1995, $149,960 of the bank loans is due in 1996 and $186,749 is due in 1997.
          The loans are guaranteed by the Company and accordingly are recorded as a reduction to shareholders' equity. The Company contributed $92,247, $20,000 and $5,000 to the KSOP Plan in 1995, 1994 and 1993, respectively.

          Allocation of shares to participants' accounts is based on the combination of contributions by the Company and the participants, up to a maximum of 25 percent of the participants' annual compensation. The purchase price per share of the Company's common shares by the KSOP Plan is used to calculate the number of shares allocated to each participant.


      6.  Stock Option Plans:

          The Company has three stock option plans (the Plans) for officers, directors, and key individuals. All shares available under the 1985 and 1992 Plans have been granted and approximately 736,000 options remain unexercised as of December 31, 1995. The Company's 1994 Plan allows for the granting of up to 2,000,000 options to purchase common shares, which may be granted for terms of up to ten years. The exercise price of incentive stock options must be the average of the closing bid and ask prices of the stock on the date of grant. At December 31, 1995, options to purchase approximately 1,099,000 common shares were available for future grants under the 1994 Plan. The vesting period of options ranges from immediately to up to three years.

          The stock option transactions are summarized as follows:

                                              Number of    Option Price
                                               Shares        Per Share
                                              ---------   ----------------
            Outstanding, December 31, 1992      802,500   $ .215 - $ 1.400
            Granted                             476,750   $3.375 - $15.250
            Exercised                          (299,287)  $ .215 - $ 5.080
                                              ---------   ----------------
            Outstanding, December 31, 1993      979,963   $ .690 - $15.250
            Granted                             304,800   $5.250 - $ 6.000
            Exercised                          (295,967)  $ .690 - $5 .580
            Canceled                            (24,168)  $1.250 - $ 5.080
                                              ---------   ----------------
            Outstanding, December 31, 1994      964,628   $1.000 - $ 6.000
            Granted                             913,334   $5.375 - $ 7.063
            Exercised                          (167,835)  $1.000 - $ 6.000
            Canceled                            (73,334)  $5.080 - $ 7.063
                                              ---------   ----------------
            Outstanding, December 31, 1995    1,636,793   $1.090 - $ 7.063
                                              =========   ================
            Exercisable, December 31, 1995    1,041,483
                                              =========   ================

          In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement requires adoption on or before January 1, 1996 and allows a reporting entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" as long as the entity provides pro forma disclosure of stock-based employee compensation plans using the fair value based method of accounting in its annual financial statements. The Company is required to implement SFAS No. 123 on January 1, 1996. Management does not plan to adopt the measurement provisions of SFAS No. 123 although the Company will comply with the pro forma disclosure requirements of the statement in its 1996 annual financial statements.

      7.  Common Stock Purchase Warrants:

          During 1994 and 1993, the Company issued 1,750,000 and 2,215,000 warrants, respectively, to purchase common stock of the Company, principally related to the private placement of common stock and the litigation settlement. Warrant holders exercised 2,134,250 and 5,750 common stock purchase warrants for approximately $12,962,750 and $17,250 in 1994 and 1993, respectively. Common stock purchase warrants outstanding at December 31, 1995 are as follows:

                                                           Exercise        Total
                                               Number      Price per      Exercise      Expiration
               Issued                       of Warrants     Warrant        Amount          Date
          ------------------------------    -----------   -----------   -----------   --------------
          March 1994 (1)                      1,000,000   $     13.00   $13,000,000   September 1996
          December 1994 (2)                     750,000          7.33     5,497,500   June 1996
                                            -----------   -----------   -----------   --------------
          Balance, December 31, 1995          1,750,000                 $18,497,500
                                            ===========   ===========   ===========

          (1) Warrant expiration date extended from original expiration date of March 1995 to
              September 1996.

          (2) Warrants issued in connection with settlement of litigation are exercisable at $10 Cdn
              (see Note 11).

      8.  Related-Party Transactions:

            Common Stock Issued
            -------------------
            During 1994 and 1993, the Company issued 6,000 and 12,552 shares, valued at $33,000 and $48,851, respectively, for services provided to the Company by certain officers, directors, shareholders and employees.

            MegaGold
            --------
            The President and the Vice President-Finance of the Company are also officers and a director of MegaGold. At December 31, 1995 and 1994, the Company owned 7,592,226 common shares of MegaGold and MegaGold owned 125,083 common shares of the Company. In addition, MegaGold owned 280,000 common shares of Great Basin at December 31, 1995 and 1994. The Company performs various administrative functions and sublets a portion of its office space to MegaGold for $1,200 per year.

            Great Basin
            -----------
            The President and the Executive Vice President of the Company are also officers and directors of Great Basin. At December 31, 1995 and 1994, the Company owned 15,177,400 common shares of Great Basin and Great Basin owned 391,161 and 374,192 common shares of the Company, respectively. Great Basin also owned 170,800 common shares of MegaGold at December 31, 1995 and 1994. The Company performs various administrative functions and sublets a portion of its office space to Great Basin for $1,200 per year.

            Legal Fees Paid to Director's Firm
            ----------------------------------
            During 1995 and 1994, one of the Company's directors also served as Canadian legal counsel for the Company. During 1995 and 1994, the Company incurred approximately $60,000 and $440,000, respectively, for legal services performed by the director's firm, in which he is Chairman and a partner. At December 31, 1994, approximately $68,000 of these fees are included in accounts payable and accrued expenses.

      9.  Geographic Segments:

                                                         United States    Venezuela    Consolidated
                                                         -------------   -----------   ------------
            December 31, 1995:
              Depreciation                               $      28,549                 $     28,549
                                                         =============   ===========   ============
              Net loss                                   $     182,216   $   155,087   $    337,303
                                                         =============   ===========   ============
            Identifiable assets: (1)
                Property, plant and equipment, net       $     247,383   $21,818,485   $ 22,065,868
                General corporate assets                    29,473,430       722,409     30,195,839
                                                         -------------   -----------   ------------
                Identifiable assets at December 31,
                  1995                                   $  29,720,813   $22,540,894   $ 52,261,707
                                                         =============   ===========   ============
            December 31, 1994:
              Depreciation                               $      15,751            --   $     15,751
                                                         =============   ===========   ============
              Net loss                                   $  23,433,755   $   306,723   $ 23,740,478
                                                         =============   ===========   ============
            Identifiable assets: (1)
              Property, plant and equipment, net         $     230,304   $ 9,321,372   $  9,551,676
              General corporate assets                      33,272,338       438,866     33,711,204
                                                         -------------   -----------   ------------
            Identifiable assets at December 31, 1994     $  33,502,642   $ 9,760,238   $ 43,262,880
                                                         =============   ===========   ============
            December 31, 1993:
              Depreciation                               $      12,497                 $     12,497
                                                         =============   ===========   ============
              Net loss                                   $     993,553   $ 1,850,000   $  2,843,553
                                                         =============   ===========   ============
            Identifiable assets: (1)
              Property, plant and equipment, net         $      72,912   $ 6,613,365   $  6,686,277
              General corporate assets                       5,562,893     1,658,176      7,221,069
                                                         -------------   -----------   ------------
            Identifiable assets at December 31, 1993     $   5,635,805   $ 8,271,541   $ 13,907,346
                                                         =============   ===========   ============
         (1) Identifiable assets of each segment are those that are directly identified with those operations.  General corporate assets consist primarily of cash, cash equivalents and investment securities.

     10.  Exchange of Shares for Minority Interest in Subsidiaries:

          Pursuant to a plan of exchange approved by the Company's shareholders on May 19, 1995, each issued and outstanding share of Gold Reserve de Aruba A.V.V. (Gold Reserve Aruba) and Glandon Company A.V.V. (Glandon) (the companies which indirectly own 100% of the Brisas concession), other than shares held by the Company, was exchanged for common shares of the Company. The exchange ratios under the plan of exchange were established using an implied market valuation of the Brisas concession. This implied market valuation, in turn, was used to establish the value of the minority shares of Gold Reserve Aruba and Glandon. The implied market valuation of the Brisas concession was based on the total market value of the Company. Accordingly, the fair value of the Company's common shares issued to acquire the minority interests was recorded as additional property and mineral rights costs associated with the Brisas concession. As a result of the exchange which was completed on June 23, 1995, the Company issued 1,329,185 common shares valued at $9.8 million. In consequence of the exchange, Gold Reserve Aruba and Glandon became wholly-owned subsidiaries of the Company and in effect the Company increased its ownership in the Brisas concession from 91% to 100%.


     11.  Litigation Settlement:

          Brisas, which was acquired by the Company in August 1992 to obtain the Brisas concession, was the plaintiff in a lawsuit commenced in Venezuela in July 1992 to rescind a mining lease and purchase option agreement covering the Brisas concession. In late December 1994, the Company, on behalf of its Brisas subsidiary, settled all outstanding litigation related to the Brisas concession and issued 2,750,000 common shares, 750,000 common share purchase warrants (exercisable at $10 Cdn for 18 months) to the defendants and deposited $4,500,000 into escrow to be released to one of the defendants upon the granting of the Brisas hardrock or veta rights to the Company. If the veta rights are not granted to the Company by January 1, 2000, the $4,500,000 plus interest earned thereon will revert to the Company. The total settlement of $22,512,500, recorded as an expense in the 1994 consolidated statement of operations, represents the market value, on the date of the agreement, of the consideration given and related settlement costs. A related standstill covenant provided that the securities issued to the defendants may be sold only in accordance with certain limitations. On February 15, 1996, the Company consented, for a 30 day period, to the disposal by one of the defendants of 1,500,000 common shares and 500,000 common share purchase warrants to a prescribed group of purchasers. According to an amendment to Schedule 13D filed by the defendant, these securities were sold on February 19 and 26, 1996. All other terms and conditions of the settlement remain in full force and effect.

     PART III

     Item 10.  Directors and Executive Officers of the Registrant.

     The information requested by this item is contained in the registrant's 1996 proxy statement and is incorporated by reference herein.

     Item 11. Executive Compensation.

     The information requested by this item is contained in the registrant's 1996 proxy statement and is incorporated by reference herein.

     Item 12. Security Ownership of Certain Beneficial Owners and
     Management.

     The information requested by this item is contained in the registrant's 1996 proxy statement and is incorporated by reference herein.


     Item 13. Certain Relationships and Related Transactions.

     The information requested by this item is contained in the registrant's 1996 proxy statement and is incorporated by reference herein.

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form  8-K.

     Exhibits.
     ---------
     The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted. Exhibits filed herewith appear beginning at page 33.



     Exhibit
     Number    Exhibit
     ----------------------------------------------------------------------
     3.1       Copy of Articles of Incorporation of Registrant,
               as amended.  Filed as Exhibit C to the
               Registrant's Registration Statement on Form 10 dated July 12, 1982 and incorporated by reference herein.

     3.2       Bylaws of Registrant, as amended March 4, 1993.
               Filed as Exhibit 3.2 to the Registrant's
               Annual Report on Form 10-K for the year ended
               December 31, 1992 and incorporated by reference herein.

     10.29 Mining Operations Agreement dated July 1, 1992 between Compania Minera Bajo Caroni - Caromin, C.A. and Compania Minera Unicornio, C.A. Filed as
               Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference herein.

     10.30 Stock Purchase Agreement dated August 1992 between Antonio Sosa Aviles and Servicios Escriber S.R.L., and Stock Purchase Agreement dated November 26, 1992 between Servicios Escriber S.R.L. and Gold Reserve de Venezuela. Filed as Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference herein.

     10.31 License and Technical Assistance Agreement dated September 1, 1992 between Registrant and Compania Minera Unicornio, C.A. Filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference herein.

     10.32 Credit Agreement dated October 13, 1992 between Registrant and Compania Aurifera Brisas del Cuyuni, C.A. Filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference herein.

     Exhibit
     Number    Exhibit
     ----------------------------------------------------------------------
     10.33     Services Agreement dated November 6, 1992 between
               Registrant and A. Douglas Belanger.  Filed as
               Exhibit 10.33 to the Registrant's Annual Report on
               Form 10-K for the year ended December 31, 1992 and incorporated by reference herein.


     10.34 Settlement Agreement dated December 21, 1994 among the Registrant, Brisas, GLDR, Marwood International Ltd., TVX Gold, Inc., BlueGrotto Trading Limited and Inversiones 871010, C.A.
               Filed as an exhibit to the Registrant's current report on Form 8-K dated December 21, 1994 and incorporated by reference herein.
     13*
     16.1*
     18*
     19*
     22.1      Subsidiaries of Registrant.
     23.1      Consent of Coopers & Lybrand L.L.P.
     24*
     25*
     27.1      Financial Data Schedule
     28*
     29*

     *Items denoted by an asterisk have either been omitted or are not applicable.

     Financial Statements.
     ---------------------
     An index to the financial statements included in this report appears at page 14. The financial statements themselves appear at pages 15 through 29 of this report.

     Reports on Form 8-K.
     --------------------
     No report on Form 8-K was issued during the quarter ended December 31, 1995.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GOLD RESERVE CORPORATION

                         By: /s/ Rockne J. Timm
                             ---------------------------------------------
                             Rockne J. Timm, its Chairman,
                             President and Chief Executive Officer
                             March 27, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                         By:  /s/ Robert A. McGuinness
                              --------------------------------------------
                              Robert A. McGuinness, its Principal
                              Financial and Accounting Officer
                              March 27, 1996


                         By:  /s/ A. Douglas Belanger, Director
                              --------------------------------------------
                              A. Douglas Belanger, Director
                              March 27, 1996



                         By:  /s/ Jean Charles Potvin, Director
                              --------------------------------------------
                              Jean Charles Potvin, Director
                              March 27, 1996



                         By:  /s/ James H. Coleman, Director
                              --------------------------------------------
                              James H. Coleman, Director
                              March 27, 1996



                         By:  /s/ Patrick D. McChesney, Director
                              --------------------------------------------
                              Patrick D. McChesney, Director
                              March 27, 1996

     EXHIBIT 21.1



     SUBSIDIARIES OF THE REGISTRANT

     Subsidiary                                                 % Ownership

     Compania Aurifera Brisas del Cuyuni, C.A. ("Brisas")           100
     Gold Reserve de Venezuela, C.A. ("GLDRV");                     100
     Compania Minera Unicornio, C.A. ("Unicorn")                    100
     Great Basin Energies, Inc. ("Great Basin")                      58
     MegaGold Corporation ("MegaGold")                               63
     Gold Reserve de Aruba A.V.V. ("Gold Reserve Aruba")            100
     G.L.D.R.V. Aruba A.V.V. ("GLDRV Aruba")                        100
     Glandon Company A.V.V. ("Glandon")                             100
     Stanco Investments A.V.V. ("Stanco")                           100
     GoldenLake A.V.V. ("GoldenLake")                               100
     Mont Ventoux A.V.V. ("Mont Ventoux")                           100
     Gold Reserve Holdings A.V.V. ("Gold Reserve Holdings")         100

     EXHIBIT 23.1



     CONSENT OF INDEPENDENT ACCOUNTANTS

     We consent to the incorporation by reference in the registration statements of Gold Reserve Corporation on Form S-3 (File No. 33-62804) and Form S-8 (File No. 33-61113) of our report, which includes an explanatory paragraph concerning changes in accounting for investments in 1994 and income taxes in 1993, dated March 15, 1996, on our audits of the consolidated financial statements of Gold Reserve Corporation and subsidiaries as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, which report is included in this Annual Report on Form 10-K.


                                  Coopers & Lybrand L.L.P.


     Spokane, Washington
     March 26, 1996