Form 10-Q
period 1996-03-31
GOLD RESERVE CORP
filed 1996-05-15
CIK 42119

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996



GOLD RESERVE CORPORATION


State Of Incorporation:           Montana
Commission File Number:           1-8372
IRS Employer Identification No:   81-0266636

Address Of Principal Executive
  Offices:                        1940 Seafirst Financial Center
                                  Spokane, Washington 99201
Registrant's Telephone Number:    (509) 623-1500

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class:              Common Stock
Name Of Each Exchange On
   Which Registered:              NASDAQ
                                  The Toronto Stock Exchange

Securities registered pursuant
  to Section 12(g) of the Act:    None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X


The number of shares of common stock outstanding at May 1, 1996 was 20,622,825.

GOLD RESERVE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
CONSOLIDATED BALANCE SHEETS
March 31, 1996 and December 31, 1995
(unaudited)


                                          March 31,    December 31,
                                            1996          1995
                                         -----------   -----------
                  ASSETS
Current Assets:
  Cash and cash equivalents              $ 9,020,598   $10,095,616
Investments:
  Held-to-maturity securities, at
    amortized cost                        14,885,178    10,630,963
  Accrued interest on investments             39,457       101,793
Deposits, advances and other                 399,720       628,037
Litigation settlement held in escrow       4,500,000     4,500,000
                                         -----------   -----------
      Total current assets                28,844,953    25,956,409

Property, plant and equipment, net        23,087,465    22,065,868
Investments:
  Available-for-sale securities               91,754       215,364
  Held-to-maturity securities, at
    amortized cost                                 -     4,000,000
Other                                         24,066        24,066
                                         -----------   -----------
      Total assets                       $52,048,238   $52,261,707
                                         ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

GOLD RESERVE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
CONSOLIDATED BALANCE SHEETS, CONTINUED
March 31, 1996 and December 31, 1995
(unaudited)


                                          March 31,    December 31,
                                            1996          1995
                                         -----------   ------------
            LIABILITIES

Current Liabilities:
  Litigation settlement payable          $ 4,500,000   $ 4,500,000
  Accounts payable and accrued expenses      329,505       262,219
  Note payable - KSOP, current portion             -       149,960
                                         -----------   -----------
      Total current liabilities            4,829,505     4,912,179
                                         -----------   -----------
Note payable - KSOP, non-current portion     186,708       186,749
Minority interest in consolidated
  subsidiaries                                88,733        90,160
                                         -----------   -----------
      Total liabilities                    5,104,946     5,189,088
                                         -----------   -----------

         SHAREHOLDERS' EQUITY

Serial preferred stock, no par value
  Authorized: 10,000,000 shares
  Issued:  none
Common stock, without par value
  Authorized:  40,000,000 shares
  Issued:   1996... 20,580,492;
    1995... 20,476,688
  Outstanding:  1996... 20,099,448;
    1995... 19,995,644                   80,517,757     80,068,854
Less, common stock held by affiliates    (1,428,565)    (1,428,565)
Unrealized gain on available-for-sale
  securities                                      -         85,960
Accumulated deficit                     (31,959,192)   (31,316,921)
KSOP debt guarantee                        (186,708)      (336,709)
                                         -----------   -----------
      Total shareholders' equity          46,943,292    47,072,619
                                         -----------   -----------
      Total liabilities and share-
        holders' equity                  $52,048,238   $52,261,707
                                         ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

GOLD RESERVE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 1996 and 1995
(unaudited)


                                            1996          1995
                                         -----------   -----------
Other Income:
  Interest                               $   288,230   $   428,611
  Foreign currency loss                     (162,640)       (3,862)
  Gain on sale of available-for-sale
    securities                                86,286             -
  Miscellaneous                                1,375             -
                                         -----------   -----------
                                             213,251       424,749
                                         -----------   -----------
Expenses:
  General and administrative                 421,339       175,334
  Directors' and officers'
    compensation                             305,500        68,830
  Legal and accounting                       119,027        75,359
  Depreciation                                 8,366         6,601
  Minority interest in net loss of
    consolidated subsidiaries                 (1,427)       (3,126)
  Interest expense, net of amount
    capitalized                                2,717         1,422
                                         -----------   -----------
                                             855,522       324,420
                                         -----------   -----------
Net income (loss)                        $  (642,271)  $   100,329
                                         ===========   ===========
Net income (loss) per share              $     (0.03)  $      0.01
                                         ===========   ===========
Weighted average common shares
  outstanding                             20,039,296   18,605,526
                                         ===========   ===========

GOLD RESERVE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 1996 and 1995
(unaudited)


                                          1996           1995
                                       -----------    -----------
Cash Flows from Operating Activities:
 Net income (loss)                     $  (642,271)   $   100,329
 Adjustments to reconcile net income
  (loss) to net cash used by operating
  activities:
    Depreciation                             8,366          6,601
    Amortization of discount on held-
     to-maturity securities               (109,655)      (230,863)
    Foreign currency loss                  162,640          3,862
    Minority interest in net loss of
     consolidated subsidiaries              (1,427)        (3,126)
    Gain on sale of available-for-sale
     securities                            (86,286)             -
    Changes in current assets and
     liabilities:
      Net decrease (increase) in
       current assets                      290,653     (4,249,779)
      Net increase in current
       liabilities                          67,286         56,593
                                       -----------    -----------
        Net cash used by operating
         activities                       (310,694)    (4,316,383)
                                       -----------    -----------
Cash Flows from Investing Activities:
 Proceeds from maturity of held-to-
  maturity securities                    8,460,000      6,022,000
 Purchase of held-to-maturity
  securities                            (8,604,560)    (2,028,732)
 Purchase of property, plant and
  equipment                             (1,192,603)      (866,338)
 Proceeds from sale of available-for-
  sale securities                          123,936              -
                                       -----------    -----------
        Net cash provided (used) by
         investing activities           (1,213,227)     3,126,930
                                       -----------    -----------
Cash Flows from Financing Activities:
 Proceeds from issuance of common
  shares                                   448,903        192,598
                                       -----------    -----------
        Net cash provided by financing
         activities                        448,903        192,598
                                       -----------    -----------


The accompanying notes are an integral part of the consolidated financial statements.

GOLD RESERVE CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
For the Three Months Ended March 31, 1996 and 1995
(unaudited)


                                          1996          1995
                                       -----------   -----------
Change in Cash and Cash Equivalents:
  Net decrease in cash and cash
    equivalents                        $(1,075,018)  $  (996,855)
Cash and cash equivalents, beginning
  of period                             10,095,616     6,675,771
                                       -----------   -----------
Cash and cash equivalents, end of
  period                               $ 9,020,598   $ 5,678,916
                                       ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY. The Company was incorporated in Montana in 1956 for the purpose of acquiring, exploring and developing mining properties and placing these properties into production. The Company is currently involved in the exploration and development of the Brisas alluvial gold concession (Brisas concession). A number of significant events must occur before commercial production, if any, on the Brisas concession can begin, these being the establishment of proven and probable reserves, financing of anticipated mine development costs, and the procurement of all necessary regulatory permits and approvals. The Company has no producing mineral properties at this time.

FINANCIAL INFORMATION. The December 31, 1995 financial information has been derived from the Company's 1995 audited financial statements. The notes to the financial statements as of December 31, 1995 as set forth in the Company's 1995 Form 10-K, substantially apply to these interim financial statements at March 31, 1996 and are not repeated here. The financial information given in the accompanying unaudited financial statements reflects all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation for the periods reported.

CONSOLIDATED FINANCIAL STATEMENTS. The consolidated financial statements include the accounts of the Company, three Venezuelan subsidiaries, Gold Reserve de Venezuela, C.A. (GLDRV), Compania Aurifera Brisas del Cuyuni, C.A. (Brisas), Compania Minera Unicornio, C.A. (Unicorn), two domestic majority-owned subsidiaries, Great Basin Energies, Inc. (Great Basin) and MegaGold Corporation (MegaGold) and seven Aruban subsidiaries which were formed to hold the Company's interest in its foreign subsidiaries or for future transactions. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's policy is to consolidate those subsidiaries were majority control exists and is other than temporary.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

THE BRISAS CONCESSION. The Company's sole mining asset is the Brisas concession, located in the Kilometer 88 mining region of Bolivar State in southeastern Venezuela. The concession is an exploitation concession granted by the Venezuelan Ministry of Energy and Mines ("MEM") covering near-surface alluvial deposits. An application was submitted to the MEM in February of 1993 to obtain an exploration and exploitation concession to the hardrock
(veta) mineralization (gold and copper) which is beneath the Brisas alluvial concession. The MEM informed the Company the application was approved on March 3, 1995, but the MEM has not yet submitted the application, as of May 1, 1996, to the Official Gazette for public comment. The Company is not aware of any fact or circumstance which would prevent the MEM from submitting the application for public comment and ultimately granting the hardrock
(veta) concession to the Company. The Company continues to await formal issuance of the veta rights to the Brisas concession.

SIGNIFICANT ZONES OR AREAS OF INTEREST. The Company is currently working in four significant areas or zones contained within the main trend in efforts to define the mineralization of the concession. The four significant areas or zones of interest within this trend are the Pozo Azul zone located in the northern half of the concession; the high-grade Blue Whale hardrock structure which is contained within the Pozo Azul zone; the southern part of the concession where visible gold has been observed in drill core; and the deeper material below 210 meters.

GEOLOGIC RESOURCE. The Company has to-date announced a geologic resource of 6.7 million ounces of gold and gold equivalent, consisting of 4.9 million ounces of gold and 720 million pounds of copper (or approximately 1.8 million ounces of gold equivalent). The resource now approximates 177 million tonnes grading 0.85 grams (0.027 ounces) per tonne gold and 0.18% copper. This resource is expected to increase as additional results from the current in-fill drilling program are obtained, as the Blue Whale structure is delineated further, and as the southern part of the concession and deeper zones are explored. The mineability of the deeper resource will ultimately be determined by several factors, including the price of gold and an economic feasibility study. However, it is clear that mineralization continues at depth and should be further evaluated. Mineralization related to the alluvial concession is less than 15% of the deposit; the remainder of the deposit is related to the hardrock (veta) concession for which the Company has applied to the MEM but has not been formally granted as of the date of this report.

VENEZUELA. The Venezuelan government, amid economic uncertainties and a bank crisis, suspended certain constitutional rights and implemented certain currency exchange and price controls on June 27, 1994. Subsequently, substantially all constitutional rights were re-established. On April 15, 1996, Venezuelan President Rafael Caldera announced a series of free-market measures that included, among other actions, removal of all exchange and price controls, floating interest rates, gasoline price increases and increases in certain taxes. As part of these fiscal measures, the Venezuelan government is negotiating with the International Monetary Fund for a $1.4 billion, twelve month standby loan in addition to approximately $2 billion from certain multilateral lending agencies to help in restructuring the Venezuelan economy. Inflation is expected to increase over the next six to twelve months as a result of the elimination of restrictions on the Venezuelan currency. Subsequent to the announcement the Venezuelan bolivar exchange rate increased from 290 bolivars per U.S. dollar to a high of 500 bolivars per U.S. dollar. On May 1, 1996, the exchange rate was 464 bolivars per U.S. dollar.

Venezuela has generally encouraged foreign investment in the past, and the Company believes there presently exist no significant policies, legal requirements or other regulations which might present barriers to its continued investment in the country. Inflation and other economic conditions have resulted in political and social turmoil on occasion and this can be expected to continue. Such conditions have not materially adversely affected the Company's operations in Venezuela to-date as substantially all of the Company's sources of funding for its Venezuelan operations are denominated in U.S. dollars and the Company does not currently repatriate funds from Venezuela. Whether and to what extent current or future economic, regulatory or political conditions may affect the Company in the future cannot be predicted.

RESULTS OF OPERATIONS

MARCH 31, 1996 COMPARED TO MARCH 31, 1995. Consolidated net loss for the three months ended March 31, 1996 amounted to $642,271 or $0.03 per share, compared to consolidated net income of $100,329 or $0.01 per share for the same three month period in 1995. The net decrease in other income is due to a decrease in interest income as a result of both lower levels of, and returns on, invested cash and increases in foreign exchange loss due to depreciation of the Venezuelan currency, offset by an increase in income from sales of available-for-sale securities. Operating expenses increased by approximately $532,000. This increase is primarily attributable to a $246,000 increase in general and administrative expense and a $236,000 increase in officers and directors compensation. General and administrative expense increased primarily as a result of increased KSOP contributions to a larger pool of eligible employees over the previous year. Directors' and officers' compensation increased as a result of general salary increases for officers as well as first-time compensation for services paid to directors.
All expenditures related to exploration activities on the Brisas concession have been recorded as capitalized exploration and development costs.

LIQUIDITY AND CAPITAL RESOURCES

INVESTING. During the three months ended March 31, 1996, the Company expended approximately $1.2 million in the exploration and development of the Brisas concession. During this same period eighty-five diamond drill holes were completed for a total of 13,350 meters. On a cumulative basis since inception, the Company has expended approximately $46 million on the Brisas concession. These costs include acquisition costs of $2 million, capitalized exploration and development costs and equipment of $21.5 million (including Company stock valued at $9.8 million issued to purchase the minority interest in subsidiaries which owned the Brisas concession) and litigation settlement costs of $22.5 million (including $17.5 million of Company stock and warrants).

Presently, the Company is primarily engaged in development drilling of the Pozo Azul zone and, to a lesser extent, exploration drilling in certain areas outside the Pozo Azul zone. The current drilling program for the remainder of the year, which is subject to change based on actual drilling results, includes a more than 100 diamond drill-hole program primarily targeted in the Pozo Azul zone based on 25 x 25 meter spacing, totaling approximately 15,000 meters. This program is designed to delineate further the resource within the Pozo Azul zone, including the "Blue Whale" horizon and mineralization below 210 meters, and to support a feasibility study. A number of additional drill-holes are planned immediately to and farther south of the Pozo Azul zone, several holes are planned to identify tailings and waste disposal sites, and a number of large-diameter holes are planned for pilot-scale metallurgical testing to substantiate initial research work and provide pilot test data to generate engineering design criteria. The presently estimated development budget for the remainder of 1996 is approximately $4 to $6 million.

In 1995 the Company engaged an independent consultant to provide advice on preliminary mill design and production plans. This information is being utilized by the Company to develop a feasibility study for the concession and is preparatory in nature and therefore not definitive. Currently, the mill is expected to be a conventional, gravity/flotation/ cyanidation process yielding estimated recoveries of gold and copper of approximately of 90%. Initial cost estimates of a 15,000 tonnes per day mill (with an error factor of -5% to +25%) are approximately $90 million. The Brisas concession is expected to be mined by open pit methods commencing in the Pozo Azul pit. The gold and copper appear at surface and mining is expected to be relatively simple and low cost, characterized by a low waste to ore strip ratio (estimated to be 1 to 1). The Pozo Azul pit could ultimately be longer than 1.6 kilometers and up to 800 meters wide. It is currently contemplated that a 20,000 or more tonnes per day milling facility will be constructed, and that open pit mining will generate at least 40,000 tonnes per day, including waste rock. By mining the Blue Whale material in the early years, annual production could be in excess of 400,000 ounces of gold and 45 million pounds of copper. It is anticipated that the average gold production would be between 200,000 and 300,000 ounces of gold per year over a 12-14 year mine life. Studies to be conducted in late 1996 will focus on the final recovery process to be applied to this deposit. There are two main types of material to be mined, a soft clay-like material called saprolite, which constitutes about 15 percent of the deposit, and bedrock which represents the other 85 percent. Mining will be conventional blast, shovel and haul open pit mining which would then be fed to a central crusher.

Significant additional drilling activities remain to be undertaken on the concession. Management has not determined when commercial development of the concession, if warranted, might begin. Development of the Brisas concession is contingent on the results of future drilling, obtaining the veta rights to the property and other Venezuelan regulatory issues.

FINANCING. Cash used by operating activities during the three months ended March 31, 1996 decreased by approximately $4.0 million from the same period in 1995. This decreased use of cash is primarily due to the January 1995 transfer of $4.5 million into escrow, pursuant to the Brisas litigation settlement agreement, an increase in foreign exchange loss due to depreciation of the Venezuelan currency and a decrease in the amortization of discount on held-to-maturity securities offset by a $0.7 million decrease in net income. Cashflow from investing activities decreased from a $3.1 million source of funds during the three months ended
March 31, 1995 to a $1.2 million use of funds for the same period in 1996. The decrease was due to a $4.1 million decrease in net purchases (maturities) of held-to-maturity securities and an increase in purchases of property, plant and equipment of $0.2 million. Cashflow from financing activities increased in 1996 by approximately $0.25 million as a result of an increase in the issuance of common stock.

As of May 1, 1996 the Company held approximately $24 million in cash and held-to-maturity securities. In addition, the Company has 750,000 common share purchase warrants outstanding, exercisable at $7.33 for a total of approximately $5.5 million, expiring in June 1996 and 1,000,000 common share purchase warrants, exercisable at $13 for a total of $13 million, expiring in September 1996.
Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of exploration and development activities on the Brisas concession, whether the Company is successful in obtaining the rights to the veta mineralization believed to underlie the Brisas alluvial concession, management's assessment of the financial markets, the successful acquisition of additional properties or projects, if any, and the overall capital requirements of the consolidated group. At this time management anticipates that its current cash and investment position, together with the proceeds expected to be received from any future exercise of outstanding warrants ($18.5 million if fully exercised), will be sufficient to cover estimated operational and capital expenditures associated with the exploration and development of the Brisas concession through 1997.

NEW ACCOUNTING STANDARDS. In October 1995, the Financial Accounting Standards Board issued Statement of Financial accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). The Statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement requires adoption on January 1, 1996 and allows a reporting entity to continue to measure compensation cost for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" as long as the entity provides pro-forma disclosure of stock-based employee compensation plans using the fair value based method of accounting in its annual financial statements. Management does not plan to adopt the measurement provisions of SFAS No. 123 although the Company will comply with the pro forma disclosure requirements of the statement in its 1996 annual statements. The Company's adoption of SFAS No. 123 on January 1, 1996 had no effect on the financial statements as of, and for the three months ended
March 31, 1996.

In March 1995, Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued. The Statement prescribes the recognition and measurement of impaired assets, including long-lived assets. It requires that the carrying amount of impaired assets be reduced to fair value. The Statement requires a review for impairment of long-lived assets and identifiable intangibles to be held and used by an entity whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized. However, the amount of the impairment loss to be recognized is based on discounted cash flows. There was no financial statement impact as a result of adopting the provisions of SFAS No. 121 on January 1, 1996.

SIGNATURE. Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the duly authorized undersigned.

GOLD RESERVE CORPORATION

By: /s/ Robert A. McGuinness
    ------------------------
    Robert A. McGuinness
    Vice President - Finance
    Chief Financial Officer

    May 13, 1996