Form 10-Q
period 1996-06-30
GOLD RESERVE CORP
filed 1996-08-06
CIK 42119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ------------

                                    FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended June 30, 1996



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[4]


     The number of shares of common stock outstanding at August 1, 1996 was 21,397,411.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS
     June 30, 1996 and December 31, 1995
     (unaudited)


                                                   June 30,    December 31,
                                                     1996          1995
                                                 ------------  ------------
                        ASSETS

     Current Assets:
       Cash and cash equivalents                 $ 9,609,084   $10,095,616
     Investments:
       Held-to-maturity securities, at
         amortized cost                           12,783,005    10,630,963
       Accrued interest on investments               113,470       101,793
       Deposits, advances and other                  598,947       628,037
       Litigation settlement held in escrow        4,500,000     4,500,000
                                                 -----------   -----------
           Total current assets                   27,604,506    25,956,409

     Property, plant and equipment, net           25,357,125    22,065,868
     Investments:
       Available-for-sale securities                  91,754       215,364
       Held-to-maturity securities, at
         amortized cost                                   --     4,000,000
     Other                                            18,783        24,066
                                                 -----------   -----------
           Total assets                          $53,072,168   $52,261,707
                                                 ===========   ===========

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     June 30, 1996 and December 31, 1995
     (unaudited)

                                                   June 30,    December 31,
                                                     1996          1995
                                                 ------------  ------------
                   LIABILITIES

     Current Liabilities:
       Accounts payable and accrued expenses     $ 1,064,956   $   262,219
       Note payable - KSOP, current portion          186,708       149,960
       Litigation settlement payable               4,500,000     4,500,000
                                                 -----------   -----------
           Total current liabilities               5,751,664     4,912,179
                                                 -----------   -----------
     Note payable - KSOP, non-current portion             --       186,749
     Minority interest in consolidated
       subsidiaries                                   87,116        90,160
                                                 -----------   -----------
           Total liabilities                       5,838,780     5,189,088
                                                 -----------   -----------
               SHAREHOLDERS' EQUITY

     Serial preferred stock, no par value
       Authorized: 10,000,000 shares
       Issued:  none
     Common stock, without par value
       Authorized: 40,000,000 shares
       Issued:       1996... 20,632,825;
                     1995... 20,476,688
       Outstanding:  1996... 20,151,781;
                     1995... 19,995,644           80,858,942    80,068,854
       Less:  common stock held by affiliates     (1,428,565)   (1,428,565)
     Unrealized gain on available-for-sale
       securities                                         --        85,960
     Accumulated deficit                         (32,010,281)  (31,316,921)
     KSOP debt guarantee                            (186,708)     (336,709)
                                                 -----------   -----------
           Total shareholders' equity             47,233,388    47,072,619
                                                 -----------   -----------
           Total liabilities and shareholders'
             equity                              $53,072,168   $52,261,707
                                                 ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENT OF OPERATIONS
     For the Three and Six Months Ended June 30, 1996 and 1995
     (unaudited)

                                                    Three Months Ended         Six Months Ended
                                                 ------------------------  ------------------------
                                                    1996         1995         1996         1995
                                                 -----------  -----------  -----------  -----------
     Other Income:
       Interest                                  $   289,351  $   354,387  $  577,581   $   782,998
       Foreign currency gain (loss)                   35,056       (4,510)    (127,584)      (8,372)
       Gain on sale of available-for-sale
         securities                                       --           --       86,286           --
       Miscellaneous                                      --           --        1,375           --
                                                 -----------  -----------  -----------  -----------
                                                     324,407      349,877      537,658      774,626
                                                 -----------  -----------  -----------  -----------
     Expenses:
       General and administrative                    213,310      368,386      634,649      543,720
       Directors' and officers' compensation          97,500       54,987      403,000      123,817
       Legal and accounting                           53,705      142,149      172,732      217,508
       Depreciation                                    9,181        6,723       17,547       13,324
       Minority interest in net loss of
         consolidated subsidiaries                    (1,617)          --       (3,044)      (3,126)
       Interest expense, net of amount
         capitalized                                   3,417        2,228        6,134        3,650
                                                 -----------  -----------  -----------  -----------
                                                     375,496      574,473    1,231,018      898,893
                                                 -----------  -----------  -----------  -----------
     Net loss                                    $   (51,089) $  (224,596) $  (693,360) $  (124,267)
                                                 ===========  ===========  ===========  ===========
     Net loss per share                               NIL     $     (0.01) $     (0.03) $     (0.01)
                                                 ===========  ===========  ===========  ===========
     Weighted average common shares outstanding   20,099,154   18,916,606   20,089,586   18,735,539
                                                 ===========  ===========  ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENT OF CASH FLOWS
     For the Six Months Ended June 30, 1996 and 1995
     (unaudited)

                                                    1996          1995
                                                 -----------   -----------
     Cash Flows from Operating Activities:
       Net loss                                  $  (693,360)  $  (124,267)
       Adjustments to reconcile net loss to
         net cash used by operating activities:
           Depreciation                               17,547        13,324
           Amortization of discount on held-to-
             maturity securities                    (212,482)     (412,814)
           Foreign currency loss                     127,584         8,372
           Minority interest in net loss of
             consolidated subsidiaries                (3,044)       (3,126)
           Gain on sale of available-for-sale
             securities                              (86,286)           --
           Changes in current assets and
             liabilities:
               Net decrease (increase) in
                 current assets                       17,413    (4,345,399)
               Net increase in current
                 liabilities                         802,737        57,758
                                                 -----------   -----------
                   Net cash used by operating
                     activities                     (29,891)    (4,806,152)
                                                 -----------   -----------
     Cash Flows from Investing Activities:
       Proceeds from maturity of held-to-
         maturity securities                      10,665,000    16,170,000
       Purchase of held-to-maturity securities    (8,604,560)   (7,991,392)
       Purchase of property, plant and
         equipment                                (3,436,388)   (2,121,001)
       Proceeds from sale of available-for-sale
         securities                                  123,936            --
       Other                                           5,283          (667)
                                                 -----------   -----------
                   Net cash provided (used)
                     by investing activities      (1,246,729)    6,056,940
                                                 -----------   -----------
     Cash Flows from Financing Activities:
       Proceeds from issuance of common shares       790,088       374,457
                                                 -----------   -----------
                   Net cash provided by
                     financing activities            790,088       374,457
                                                 -----------   -----------
     Change in Cash and Cash Equivalents:
       Net increase (decrease) in cash and cash
         equivalents                                (486,532)    1,625,245
       Cash and cash equivalents - beginning of
         period                                   10,095,616     6,675,771
                                                 -----------   -----------
     Cash and cash equivalents - end of period   $ 9,609,084   $ 8,301,016
                                                 ===========   ===========

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
     For the Six Months Ended June 30, 1996 and 1995
     (unaudited)

                                                    1996          1995
                                                 -----------   -----------
     Supplemental Cash Flow Information:

       Non-cash Investing and Financing
         Activities:
           Exchange of shares for minority
             interest in subsidiaries            $       --    $ 9,882,028


     The accompanying notes are an integral part of the consolidated financial statements.

     The Company and Significant Accounting Policies
     -----------------------------------------------

     THE COMPANY. The Company was incorporated in Montana in 1956 for the purpose of acquiring, exploring and developing mining properties and placing these properties into production. The Company is currently involved in the exploration and development of the Brisas property. A number of significant events must occur before commercial production, if any, on the Brisas property can begin, these being the establishment of proven and probable reserves, financing of anticipated mine development costs, and the procurement of all necessary regulatory permits and approvals. The Company has no producing mineral properties at this time.

     FINANCIAL INFORMATION. The December 31, 1995 financial information has been derived from the Company's 1995 audited financial statements. The notes to the financial statements as of December 31, 1995 as set forth in the Company's 1995 Form 10-K, substantially apply to these interim financial statements at June 30, 1996 and are not repeated here. The financial information given in the accompanying unaudited financial statements reflects all normal, recurring adjustments, which, in the opinion of management, are necessary for a fair presentation for the periods reported.

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

     Management's Discussion and Analysis of Financial Condition and Results of Operations
     ---------------------------------------------------------------
     THE BRISAS PROPERTY. The Company's sole mining asset is the Brisas property, located in the Kilometer_88 mining region of Bolivar State in southeastern Venezuela. The Company's present concession on the Brisas property covers the rights to the alluvial gold mineralization which is approximately 15% of the total mineralization on the Brisas property. In February 1993, the Company applied for a concession covering a significant polymetallic mineralized deposit believed to underlie the near-surface alluvial deposit. This application was approved by the Venezuelan Ministry of Energy and Mines ("MEM"), which exercises jurisdiction over the Brisas property, in March 1995, but such application has not yet been submitted to the Official Gazette for public comment. Since March 1995, the Company has responded to a number of administrative and technical questions and requests from the MEM regarding the veta application. Most recently the Venezuelan mining authorities and our attorney have informed us that the present delay in obtaining the veta rights is due to the MEM submitting a request for consultation to the Solicitor General regarding whether the MEM should grant a single mining title covering the three metals applied for or separate mining titles for each metal applied for in the application. The MEM has further informed the Company that this process of clarification will be completed soon, after which our application will be processed promptly. Under the Venezuelan mining concession system, which for gold and diamonds is solely administered by the MEM since July 15, 1996, holders of alluvial concessions have preference in respect to the granting of the underlying veta concession. The Company is not aware of any fact or circumstance that would prevent the MEM from submitting the application for public comment and ultimately granting the hardrock (veta) concession to the Company. However, the process of obtaining a concession in Venezuela is lengthy and bureaucratically complex, and no assurance can be given that the Company will be successful in obtaining a concession to this mineralized deposit in the near term, if at all.

     SIGNIFICANT ZONES OR AREAS OF INTEREST. The Company has identified and is currently working in a number of significant areas or zones in its effort to further define the mineralization on the property. Drilling continues to be focused primarily in the Pozo Azul zone located in the northern half of the property; a new southwest zone which is contiguous to the Pozo Azul zone, the high-grade Blue Whale hardrock structure, including at depth, which is contained within the Pozo Azul zone; the southern part of the property where visible gold has been observed in drill core; and other areas of exploration and condemnation interest.

     MINERALIZED DEPOSIT. The Company has to-date announced a gold and copper deposit of 5.5 million ounces of gold and approximately 700 million pounds of copper. The mineralized deposit now approximates 186 million tonnes grading 0.91 grams (0.029 ounces) per tonne gold and 0.17% copper. The deposit is derived from approximately 375 holes (50x50 meter spacing) and is approximately 1700 meters long, 400 to 800 meters wide and up to 300 meters deep. The mineralization identified on the Brisas property as a consequence of the Company's exploration activities will qualify as a commercially mineable ore body under standards promulgated by the Securities and Exchange Commission only after a comprehensive economic, technical and legal feasibility study has been completed. As a result, the Company has not yet established either proven or probable reserves on the Brisas property and no assurance can be given that any such reserves will be established on the property.

     VENEZUELA. The Venezuelan government, amid economic uncertainties and a banking crisis, suspended certain constitutional rights and implemented certain currency exchange and price controls on June 27, 1994. Subsequently, substantially all constitutional rights were re-established. On April 15, 1996, Venezuelan President Rafael Caldera announced a series of free-market measures that included, among other actions, removal of all exchange and price controls, floating interest rates, gasoline price increases and increases in certain taxes. As part of these fiscal measures, the Venezuelan government has entered an agreement with the International Monetary Fund and certain multilateral lending agencies to help in restructuring the Venezuelan economy. Subsequent to the announcement the Venezuelan bolivar exchange rate increased from 290 bolivars per U.S. dollar to a high of 500 bolivars per U.S. dollar. On August 1, 1996, the exchange rate was approximately 470 bolivars per U.S. dollar.

     Venezuela has generally encouraged foreign investment in the past, and the Company believes there presently exists no significant policies, legal requirements or other regulations which might present barriers to its continued investment in the country. Inflation and other economic conditions have resulted in political and social turmoil on occasion and this can be expected to continue. Such conditions have not materially adversely affected the Company's operations in Venezuela to-date as substantially all of the Company's sources of funding for its Venezuelan operations are denominated in U.S. dollars and the Company does not currently repatriate funds from Venezuela. Nonetheless, its activities and investment in Venezuela could be adversely affected by future exchange controls, currency fluctuations, political and social events, and laws or policies of Venezuela and the United States affecting trade, investment and taxation. Whether and to what extent current or future economic, regulatory or political conditions may affect the Company in the future cannot be predicted.


     RESULTS OF OPERATIONS

     JUNE 30, 1996 COMPARED TO JUNE 30, 1995. Other income for the six months ended June 30, 1996 decreased from the comparable six month period in 1995 due to decreased interest income as a result of both lower levels of, and returns on, invested cash and an increase in foreign currency loss due to depreciation of the Venezuelan currency, partially offset by an increase in income from sales of available-for-sale securities. Other income for the three months ended June 30, 1996 decreased from the comparable three month period in 1995 due to decreased interest income partially offset by an increase in foreign currency gain.

     Operating expenses during the six months ended June 30, 1996 increased from the comparable six month period in 1995 due to increased general and administrative expenses and directors' and officers' compensation partially offset by decreased legal and accounting expense. Operating expenses for the three months ended June 30, 1996 decreased from the comparable three month period in 1995 primarily due to decreased general and administrative and legal and accounting expenses partially offset by an increase in directors' and officers' compensation.

     For the comparable six month periods, the increase in general and administrative expense resulted from increased KSOP contributions to a larger pool of eligible employees over the previous year partially offset by reductions in other employee and consultant related costs. For the comparable three month periods, the decrease in general and administrative expense resulted from a combined decrease in personnel related costs and consulting fees as well as recovery of foreign taxes previously paid. In both the three and six month comparable periods, directors' and officers' compensation increased as a result of general salary increases for officers as well as first time compensation for services paid to directors and legal and accounting costs decreased as a result of the settlement of the Brisas litigation in late 1995. All expenditures related to exploration activities on the Brisas property have been recorded as capitalized exploration and development costs.


     LIQUIDITY AND CAPITAL RESOURCES

     INVESTING. The Company expended approximately $2.0 and $3.2 million for exploration and development of the Brisas property during the three and six months ended June 30, 1996, respectively. During these same periods approximately 82 and 167 diamond drill holes were completed for a total of 14,293 and 27,643 meters respectively. To date, the Company has completed approximately 440 diamond and auger drill holes approximating 65,000 meters. On a cumulative basis since inception, the Company has expended approximately $48 million on the Brisas property. These costs include acquisition costs of $2 million, capitalized exploration and development costs and equipment expenditures of $23.5 million (including Company stock valued at $9.8 million issued to purchase the minority interest in subsidiaries which owned the Brisas property) and litigation settlement costs of $22.5 million (including $17.5 million of Company stock and warrants).

     The current drilling program for the remainder of the year, which is subject to change based on actual drilling results, includes at least 50 diamond drill-holes totaling approximately 10,000 meters. Further drilling to identify tailings and waste disposal sites, and to provide data for metallurgical tests and engineering design criteria will continue into 1997. Environmental and feasibility work is ongoing. The Company's technical advisors indicate that the 50x50 and limited 25x25 meter spaced drilling is sufficient for the preparation of a feasibility study. The presently estimated development budget for the remainder of 1996 is approximately $3 to $4 million.

     In late 1995 the Company engaged an independent consultant to provide advice on preliminary mill design and production plans. This information is being utilized by the Company to develop a feasibility study for the property, is preparatory in nature and therefore not definitive. Currently, the Brisas property is expected to be mined by open pit methods and the mill is expected to be a conventional, gravity/flotation/cyanidation process. Initial cost estimates of a 15,000 tonnes per day mill (with an error factor of -5% to +25%) are approximately $90 million. It is currently contemplated that a 20,000 or more tonnes per day milling facility will be constructed, and that open pit mining will generate at least 40,000 tonnes per day, including waste rock. Studies to be conducted in late 1996 will focus on the final recovery process to be applied to this deposit.

     Significant additional drilling activities remain to be undertaken on the property. Management has not determined when commercial development of the property, if warranted, might begin. Development of the Brisas property is contingent on the results of future drilling, obtaining the veta rights to the property and other Venezuelan regulatory issues.

     FINANCING. Cash used by operating activities during the six months ended June 30, 1996 decreased by approximately $4.8 million from the same period in 1995. This decreased use of cash is primarily due to the January 1995 transfer of $4.5 million into escrow, pursuant to the Brisas litigation settlement agreement, a decrease in the amortization of discount on held-to-maturity securities and an increase in other current liabilities offset by an increase in net loss. Cash flow from investing activities decreased from a $6.1 million source of funds during the six months ended June 30, 1995 to a $1.2 million use of funds for the same period in 1996. The decrease was due to a $6.1 million decrease in net purchases (maturities) of held-to-maturity securities and an increase in purchases of property, plant and equipment of $1.3 million offset by a $0.1 million increase in proceeds from sales of available-for-sale securities. Cash flow from financing activities increased in 1996 by approximately $0.4 million as a result of an increase in the issuance of common stock related to the exercise of employee stock options.

     In July of 1996, the Company received approximately $5.5 million from the exercise of 750,000 common share purchase warrants that had been issued as part of the December, 1994 settlement of the Brisas litigation. As of August 1, 1996 the Company held approximately $27.5 million in cash and held-to-maturity securities. In addition, the Company has 1,000,000 common share purchase warrants, exercisable at $13 for a total of $13 million, expiring in September 1996. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of exploration and development activities on the Brisas property, whether the Company is successful in obtaining the rights to the veta mineralization believed to underlie the Brisas alluvial concession, management's assessment of the financial markets, the successful acquisition of additional properties or projects, if any, and the overall capital requirements of the consolidated group.

     At this time management anticipates that its current cash and investment position, together with the proceeds expected to be received from any future exercise of outstanding options and/or warrants will be sufficient to cover estimated operational and capital expenditures associated with the exploration and development of the Brisas property through 1997.

     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. The Annual Meeting of Security Holders was scheduled for Friday, June 7, 1996, in Spokane, Washington at 9:00 AM. Due to the lack of a quorum, the meeting was adjourned to July 10, 1996 whereby a quorum was obtained and the following items were approved by the security holders.

     Item 1. Election of Directors:

            Nominee                For           Against       Abstain
     ----------------------     ----------       -------       -------
     Rockne J. Timm             10,367,407         1,653       27,460
     A. Douglas Belanger        10,367,407         1,653       27,460
     Patrick D. McChesney       10,367,407         1,653       27,460
     Jean Charles Potvin        10,367,407         1,653       27,460
     James H. Coleman           10,367,407         1,653       27,460

     Item 2. Ratification of Coopers & Lybrand L.L.P. as the Company's independent auditor for the year ending December 31, 1996 and any interim period:

                                   For           Against       Abstain
                                ----------       -------       -------
                                10,344,698        30,189        21,633

     Item 3. Approval of proposed issuance for cash of common stock of Great Basin and MegaGold to affiliates of the Company:

                                   For           Against       Abstain
                                ----------       -------       -------
                                 7,843,267       458,161        63,354

     SIGNATURE. Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the duly authorized undersigned.

     GOLD RESERVE CORPORATION

     By: /s/ Robert A. McGuinness
         --------------------------------
         Robert A. McGuinness
         Vice President - Finance
         Chief Financial Officer
         August 1, 1996