Form 10-Q
period 1996-09-30
GOLD RESERVE CORP
filed 1996-11-14
CIK 42119

FORM 10-Q

     SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended September 30, 1996


     GOLD RESERVE CORPORATION



     State Of Incorporation:                   Montana
     Commission File Number:                   1-8372
     IRS Employer Identification No:           81-0266636

     Address Of Principal Executive Offices:   601 West Riverside Ave
                                               Suite 1940
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[4]


     The number of shares of common stock outstanding at November 11, 1996 was 22,620,239.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS
     September 30, 1996 and December 31, 1995
     (unaudited)


                                               September 30,  December 31,
                                                   1996           1995
                                               -------------  ------------
                    ASSETS

     Current Assets:
       Cash and cash equivalents                $31,279,629   $10,095,616
     Investments:
       Held-to-maturity securities, at
         amortized cost                           8,398,153    10,630,963
       Accrued interest on investments               30,947       101,793
     Deposits, advances and other                 1,054,716       628,037
     Litigation settlement held in escrow         4,500,000     4,500,000
                                                -----------   -----------
           Total current assets                  45,263,445    25,956,409

     Property, plant and equipment, net          27,133,062    22,065,868
     Investments:
       Available-for-sale securities                 91,754       215,364
       Held-to-maturity securities, at
         amortized cost                                  --     4,000,000
     Other                                           16,143        24,066
                                                -----------   -----------
           Total assets                         $72,504,404   $52,261,707
                                                ===========   ===========

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     September 30, 1996 and December 31, 1995
     (unaudited)


                                               September 30,  December 31,
                                                   1996           1995
                                               -------------  ------------
                  LIABILITIES

     Current Liabilities:
       Accounts payable and accrued expenses    $ 1,235,552   $   262,219
       Note payable - KSOP, current portion         186,708       149,960
       Litigation settlement payable              4,500,000     4,500,000
                                                -----------   -----------
           Total current liabilities              5,922,260     4,912,179

     Note payable - KSOP, non-current portion            --       186,749
     Minority interest in consolidated
       subsidiaries                                  85,126        90,160
                                                -----------   -----------
           Total liabilities                      6,007,386     5,189,088
                                                -----------   -----------

             SHAREHOLDERS' EQUITY

     Serial preferred stock, no par value
       Authorized: 10,000,000 shares
       Issued:  none
     Common stock, without par value
       Authorized: 40,000,000 shares
       Issued: 1996, 22,593,139; 1995,
         20,476,688
       Outstanding:  1996, 22,112,095;
         1995, 19,995,644                       100,317,421    80,068,854
     Less, common stock held by affiliates       (1,428,565)   (1,428,565)
     Unrealized gain on available-for-sale
     securities                                          --        85,960
     Accumulated deficit                        (32,205,130)  (31,316,921)
     KSOP debt guarantee                           (186,708)     (336,709)
                                                -----------   -----------
           Total shareholders' equity            66,497,018    47,072,619
                                                -----------   -----------
           Total liabilities and shareholders'
             equity                             $72,504,404   $52,261,707
                                                ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENT OF OPERATIONS
     For the Three and Nine Months Ended September 30, 1996 and 1995
     (unaudited)


                                                 Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                              ------------------------  ------------------------
                                                  1996         1995         1996         1995
                                              -----------  -----------  -----------  -----------
      Other Income:
        Interest                              $   387,804  $   411,652  $   965,385  $ 1,194,650
        Foreign currency gain (loss)              (13,094)      41,579     (140,678)      33,207
        Gain (loss) on sale of available-
          for-sale securities                          --      (11,770)      86,286      (11,770)
        Miscellaneous                                  --           --        1,375           --
                                              -----------  -----------  -----------  -----------
                                                  374,710      441,461      912,368    1,216,087
                                              -----------  -----------  -----------  -----------

      Expenses:
        General and administrative                189,452      242,763      824,101      786,483
        Directors' and officers' compensation     129,300      235,804      532,300      359,621
        Legal and accounting                      239,932       46,814      412,664      264,322
        Depreciation                               10,575        7,275       28,122       20,599
        Minority interest in net loss of
          consolidated subsidiaries                (1,990)          --       (5,034)      (3,126)
        Interest expense, net of amount
          capitalized                               2,290        1,616        8,424        5,266
                                              -----------  -----------  -----------  -----------
                                                  569,559      534,272    1,800,577    1,433,165
                                              -----------  -----------  -----------  -----------

      Net loss                                $  (194,849) $   (92,811) $  (888,209) $  (217,078)
                                              ===========  ===========  ===========  ===========
      Net loss per share                      $     (0.01)      NIL     $     (0.04) $     (0.01)
                                              ===========  ===========  ===========  ===========
      Weighted average common shares
        outstanding                            21,009,877   19,949,314   20,399,911   19,189,476
                                              ===========  ===========  ===========  ===========


      The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENT OF CASH FLOWS
     For the Nine Months Ended September 30, 1996 and 1995
     (unaudited)


                                                    Nine Months Ended
                                                      September 30,
                                                -------------------------
                                                   1996          1995
                                                -----------   -----------
     Cash Flows from Operating Activities:
       Net loss                                 $  (888,209)  $  (217,078)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
         Depreciation                                28,122        20,599
         Amortization of discount on held-to-
           maturity securities                     (299,716)     (563,053)
         Foreign currency loss (gain)               140,678       (33,207)
         Minority interest in net loss of
           consolidated subsidiaries                 (5,034)       (3,126)
         Loss (gain) on sale of available-for-
           sale securities                          (86,286)       11,770
         Changes in current assets and
           liabilities:
             Net increase in current assets        (355,833)   (4,109,702)
             Net increase (decrease) in current
               liabilities                          973,333      (258,600)
                                                -----------   -----------
                 Net cash used by operating
                   activities                      (492,945)   (5,152,397)
                                                -----------   -----------
     Cash Flows from Investing Activities:
       Proceeds from maturity of held-to-
         maturity securities                     19,495,000    22,194,000
       Purchase of held-to-maturity
         securities                             (12,962,474)  (10,070,205)
       Purchase of property, plant and
         equipment                               (5,235,994)   (2,999,986)
       Proceeds from sale of available-for-
         sale securities                            123,936            --
       Other                                          7,923          (667)
                                                -----------   -----------
                 Net cash provided by investing
                   activities                     1,428,391     9,123,142
                                                -----------   -----------
     Cash Flows from Financing Activities:
       Proceeds from issuance of common
         shares                                  20,248,567       548,703
                                                -----------   -----------
                 Net cash provided by financing
                   activities                    20,248,567       548,703
                                                -----------   -----------

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
     For the Nine Months Ended September 30, 1996 and 1995
     (unaudited)


                                                    Nine Months Ended
                                                      September 30,
                                                -------------------------
                                                   1996          1995
                                                -----------   -----------
     Change in Cash and Cash Equivalents:
       Net increase in cash and cash
         equivalents                            $21,184,013   $ 4,519,448
       Cash and cash equivalents -
         beginning of period                     10,095,616     6,675,771
                                                -----------   -----------
       Cash and cash equivalents - end of
         period                                 $31,279,629   $11,195,219
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

     THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------

     THE COMPANY. The Company was incorporated in Montana in 1956 for the purpose of acquiring, exploring and developing mining properties and placing them into production. The Company is currently involved in the exploration and development of the Brisas property located in the Kilometer 88 mining region of Bolivar State in southeastern Venezuela. A number of significant events must occur before commercial production, if any, on the Brisas property can begin, these being the procurement of all necessary regulatory permits and approvals, the establishment of proven and probable reserves and financing of anticipated mine development costs. The Company has no producing mineral properties at this time.

     FINANCIAL INFORMATION. The December 31, 1995 financial information has been derived from the Company's 1995 audited financial statements. The notes to the financial statements as of December 31, 1995 as set forth in the Company's 1995 Form 10-K, substantially apply to these interim financial statements at September 30, 1996 and are not repeated here. The financial information given in the accompanying unaudited financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the periods reported.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ---------------------------------------------------------------
     THE BRISAS PROPERTY. The Company's present concession on the Brisas property covers the rights to the alluvial gold mineralization which is approximately 15% of the total mineralization on the Brisas property. In February 1993, the Company applied for a concession covering a significant polymetallic mineralized deposit known to underlie the near-surface alluvial deposit. This application was approved by the Venezuelan Ministry of Energy and Mines ("MEM"), which exercises jurisdiction over the Brisas property, in March of 1995 and was submitted to the Official Gazette for public comment in September of 1996. In October of 1996, the Company received official notification that the 30 day public comment period had expired and that no opposition was made to the application. As a result, the Company will be submitting the official map of the concession to the MEM relating to the location and legal description of the Brisas property. This is the next step in the procedure to grant the hardrock (veta) concession on the Brisas property. The Company is not aware of any fact or circumstance that would prevent the MEM from ultimately granting the hardrock (veta) concession to the Company. However, the process of obtaining a concession in Venezuela is lengthy and bureaucratically complex, and no assurance can be given that the Company will be successful in obtaining a concession to this mineralized deposit in the near term.

     SIGNIFICANT ZONES OR AREAS OF INTEREST. The Company has identified, in addition to the main Pozo Azul Zone, a number of other significant areas or zones in its effort to define the mineralization on the property. These areas consist of the Southwest Zone which is south of and contiguous to the Pozo Azul Zone, the El Remo area, deeper potential areas west of the main trend indicated by magnetic highs and/or geologic projection and several other areas of exploration and condemnation interest.

     As a result of identification of the Southwest Zone in June of 1996, a major new drilling program was implemented by the Company which will continue into 1997 and primarily focus in the Southwest Zone and an area north of the Southwest Zone and west of the Pozo Azul Zone. Development drilling continues in the Southwest Zone along with exploration drilling in the area to the north. Deep exploration targets in these areas have been identified by geophysics and previous exploration drilling and management expects to drill several deep targets before year-end or early in 1997. Management plans to operate two shifts per day and drill over 60 exploration, development and condemnation holes totaling over 21,000 meters by the first quarter of 1997.

     MINERALIZED DEPOSIT. As of September 30, 1996 the Company had announced a gold and copper deposit of approximately 6.0 million ounces of gold and approximately 788 million pounds of copper. The mineralized deposit approximates 212 million tonnes grading 0.88 grams (0.028 ounces) per tonne gold and 0.17% copper. The deposit is derived from approximately 440 holes (50x50 meter spacing) and is approximately 1700 meters long, 400 to 800 meters wide and up to 300 meters deep. The mineralization identified on the Brisas property as a consequence of the Company's exploration activities will qualify as a commercially mineable ore body under standards promulgated by the Securities and Exchange Commission only after a comprehensive economic, technical and legal feasibility study has been completed. As a result, the Company has not yet established either proven or probable reserves on the Brisas property and no assurance can be given that any such reserves will be established on the property.

     VENEZUELA. Venezuela has generally encouraged foreign investment in the past, and the Company believes there presently exists no significant policies, legal requirements or other regulations which might present barriers to its continued investment in the country. Inflation and other economic conditions have resulted in political and social turmoil on occasion and this can be expected to continue. Such conditions have not materially adversely affected the Company's operations in Venezuela. Nonetheless, its activities and investment in Venezuela could be adversely affected by future exchange controls, currency fluctuations, political and social events, and laws or policies of Venezuela and the United States affecting trade, investment and taxation. Whether and to what extent current or future economic, regulatory or political conditions may affect the Company in the future cannot be predicted.

     RESULTS OF OPERATIONS

     SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1995. Other income for the nine months ended September 30, 1996 decreased from the comparable nine month period in 1995 due to decreased interest income as a result of lower average levels of invested cash and an increase in foreign currency loss due to depreciation of the Venezuelan currency, partially offset by an increase in gains from sales of available-for-sale securities. Other income for the three months ended September 30, 1996 decreased from the comparable three month period in 1995 due to decreased interest income and an increase in foreign currency loss.

     Operating expenses during the nine months ended September 30, 1996 increased from the comparable nine month period in 1995 due to increased general and administrative expenses, directors' and officers' compensation and legal and accounting expense. Operating expenses for the three months ended September 30, 1996 increased from the comparable three month period in 1995 due to increased legal and accounting expense partially offset by decreases in general and administrative expense and directors' and officers' compensation.

     For the comparable nine month periods, the increase in general and administrative expense resulted from increased KSOP contributions to a larger pool of eligible employees over the previous year partially offset by reductions in other employee and consultant related costs as well as recovery of foreign taxes paid. Directors' and officers' compensation increased as a result of general salary increases for officers as well as first time compensation for services paid to directors. For the comparable three month periods, the decrease in general and administrative expense resulted primarily from decreases in personnel related costs and consulting fees. The decrease in directors' and officers' compensation resulted from the September 1995 salary adjustments for officers which were retroactive to the beginning of that year. In both the three and nine month comparable periods, legal and accounting costs increased in support of the Company's ongoing compliance and permitting activities in Venezuela. All expenditures related to exploration activities on the Brisas property have been recorded as capitalized exploration and development costs.

     LIQUIDITY AND CAPITAL RESOURCES

     INVESTING. The Company expended approximately $2.0 and $5.2 million for exploration and development of the Brisas property during the three and nine months ended September 30, 1996, respectively. During these same periods approximately 59 and 226 diamond drill holes were completed for a total of 11,887 and 39,530 meters, respectively. To date, the Company has completed approximately 525 diamond and auger drill holes approximating 85,000 meters. On a cumulative basis since inception, the Company has expended approximately $50 million associated with the Brisas property. These costs include acquisition costs of $2 million, capitalized exploration and development costs and equipment expenditures of $25.5 million (including Company stock valued at $9.8 million issued to purchase the minority interest in subsidiaries which owned the Brisas property) and litigation settlement costs of $22.5 million (including $17.5 million of Company stock and warrants). The presently estimated development budget for the remainder of 1996 is approximately $1 to $2 million.

     The Brisas property is expected to be mined by open pit methods and the mill is expected to be a conventional, gravity/flotation/ cyanidation process. Previous cost estimates of a 15,000 tonnes per day mill (with an error factor of -5% to +25%) were approximately $90 million. Currently, a 15,000 to 20,000 or more tonne per day milling facility is contemplated. Further drilling to identify tailings and waste disposal sites, and to provide data for metallurgical tests and engineering design criteria will likely be conducted in 1997. Environmental and feasibility work is ongoing.

     Significant additional drilling activities remain to be undertaken on the property. Management has not determined when commercial development of the property, if warranted, might begin. Development of the Brisas property is contingent on the results of future drilling, completion of a feasibility study, obtaining the veta rights to the property and other Venezuelan regulatory issues.

     FINANCING. Cash used by operating activities during the nine months ended September 30, 1996 decreased by approximately $4.7 million from the same period in 1995. This decreased use of cash is primarily due to the January 1995 transfer of $4.5 million into escrow, pursuant to the Brisas litigation settlement agreement, a decrease in the amortization of discount on held-to-maturity securities and an increase in other current liabilities offset by an increase in net loss. Cash flow from investing activities during the nine months ended September 30, 1996 decreased by $7.7 million from the same period in 1995. The decrease was due to a $5.6 million decrease in net purchases (maturities) of held-to-maturity securities and an increase in purchases of property, plant and equipment of $2.2 million offset by a $0.1 million increase in proceeds from sales of available-for-sale securities. Cash flow from financing activities increased in 1996 by approximately $19.7 million as a result of the exercise of common stock purchase warrants and employee stock options.

     In September and July of 1996, the Company received approximately $12.7 and $5.5 million respectively from the exercise of common share purchase warrants. These warrants had originally been issued in 1994 as part of a financing and in settlement of litigation, respectively. As of November 11, 1996, the Company held approximately $39 million in cash and held-to-maturity securities. Whether and to what extent additional or alternative financing options are pursued by the Company will depend on a number of important factors, including the results of exploration and development activities on the Brisas property, whether the Company is successful in obtaining the rights to the veta mineralization believed to underlie the Brisas alluvial concession, management's assessment of the financial markets, the successful acquisition of additional properties or projects, if any, and the overall capital requirements of the consolidated group. At this time, management anticipates that its current cash and investment position will be sufficient to cover estimated operational and capital expenditures associated with the exploration and development of the Brisas property through 1997.

     PART II - OTHER INFORMATION

     Items 1-5 are omitted as they are not applicable

     Item 6 - Exhibits and Reports on Form 8-K

              a.  Exhibit 27 - Financial Data Schedule

              b. There were no reports on Form 8-K for the quarter ended September 30, 1996

     SIGNATURE. Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the duly authorized undersigned.

     GOLD RESERVE CORPORATION

     By:  /s/ Robert A. McGuinness
          ------------------------------------------
          Robert A. McGuinness
          Vice President - Finance
          Chief Financial Officer

          November 11, 1996