Form 10-K
period 1996-12-31
GOLD RESERVE CORP
filed 1997-03-31
CIK 42119

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996


                            GOLD RESERVE CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)



             Montana                                         81-0266636
     ------------------------                           -------------------
     State of Incorporation                                (IRS Employer
                                                         Identification No.
                                     1-8372
                            ------------------------
                            (Commission File Number)


                       601 W. Riverside Avenue, Suite 1940
                            Seafirst Financial Center
                           Spokane, Washington  99201
                                 (509) 623-1500

     Securities registered pursuant to Section 12(b) of the Act:
     Common Stock

                              Title of each class

                             NASDAQ Small-Cap System
                           The Toronto Stock Exchange
                           --------------------------
                    Name of each exchange on which registered
        Securities registered pursuant to section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates (persons who are neither officers, directors nor subsidiaries) of the registrant based on the closing NASDAQ price at February 28, 1997 was $235,286,853. The total number of common shares outstanding and held by non-affiliates at such date was 21,149,380, excluding 693,362 shares held by subsidiaries of the Company.

     Portions of the Proxy Statement for the Registrant's Annual Meeting to be held June 5, 1997, are incorporated by reference to Part III of this Annual Report on Form 10-K.

     TABLE OF CONTENTS

     Glossary of Significant Terms

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

     PART IV
       Item 14: Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K

     SIGNATURES

     GLOSSARY OF SIGNIFICANT TERMS

     Certain terms used throughout this report are defined below:

      acid mine drainage               Acidic run-off water from mine waste dumps and mill
                                       tailings ponds containing sulfide minerals. Can also
                                       occur naturally in groundwater.

      alluvial                         1) Adjectively used to identify minerals deposited over
                                       time by moving water. 2) Used to describe a strata of
                                       material that constitutes a concession. ie: relating to
                                       the Brisas alluvial concession. This material is a
                                       unconsolidated or claylike material that overlays the
                                       hardrock concession

      andesite                         A volcanic or igneous rock of intermediate composition.
                                       It is fine grained and contains 55 to 60 percent silica.

      Archean                          An era in geologic time 3.4 billion years ago.

      assay                            The test performed on a rock sample to determine its
                                       mineral content

      auger hole                       Drilling with a bit that breaks rock into chips rather
                                       than core. This method is faster and cheaper than core
                                       drilling. The rock chips are forced to the surface for
                                       examination using water or compressed air

      bolivar                          The basic monetary unit of Venezuela. As of February 28,
                                       1997, 483 bolivares were approximately equal to one U.S.
                                       Dollar.

      Brisas concession                The mining title or right granted to the Company by the
                                       Venezuelan Ministry of Energy and Mines, through its
                                       Brisas subsidiary, to explore and commercially develop
                                       the gold contained in the alluvial material on a property
                                       located in the Kilometer 88 mining area of Bolivar State
                                       of southeastern Venezuela.

      Brisas                           Compania Aurifera Brisas del Cuyuni, C.A., a Venezuelan
                                       corporation and an indirect foreign subsidiary of the
                                       Company. Brisas is the holder of the Brisas concession.

      commercially mineable ore body   A mineral deposit that contains ore reserves (see
                                       reserve) that can be profitably mined at current metal
                                       prices.

      concentrate                      A fine powdery product of the milling process, containing
                                       a high percentage of valuable metal. A concentrate is
                                       sent to a smelter for further processing.

      concession                       A privilege, license or mining title granted, in the case
                                       of the Company, by MEM, to explore and, if warranted,
                                       produce minerals from a specified property.

      core hole                        Drilling with a hollow bit which has a diamond-cutting
                                       rim to produce a cylindrical core that is used for
                                       geologic study and assays. Such drilling is used in
                                       exploration and development to determine the location,
                                       orientation and magnitude of a mineral deposit. Also
                                       referred to as Diamond Drilling

      cut-off grade                    The lowest grade used to determine the size and content
                                       of a mineralized deposit. Also means the lowest grade of
                                       mineralized material deemed economic to mine in a
                                       commercial ore body.

      CVG                              Corporacion Venezolana de Guayana, a Venezuelan
                                       government-owned entity formed to explore and develop
                                       mineral resources in the Guayana region of Venezuela
                                       including Bolivar State. CVG owns 30% and Placer Dome,
                                       Inc. owns 70% of MINCA, a Venezuelan company which holds
                                       the Las Cristinas properties.

      cyanidation                      A method of extracting gold or silver from a crushed or
                                       ground ore by dissolving it in a weak cyanide solution.

      deposit                          A mineral deposit or  mineralized material  is an area
                                       which has been intersected by sufficient closely-spaced
                                       drill holes or underground sampling to support sufficient
                                       tonnage and average grade(s) of metal(s) to warrant
                                       further exploration or development activities. A deposit
                                       does not qualify as a commercially mineable ore body
                                       (reserves) under standards promulgated by the U.S.
                                       Securities and Exchange Commission until a final,
                                       comprehensive economic, technical and legal feasibility
                                       study based upon test results has been concluded.

      development drilling             Drilling done to more accurately measure the quantity of
                                       minerals contained in a deposit after exploration
                                       drilling.

      development stage                Activities related to the preparation of a deposit for
                                       extraction, prior to construction.

      environmental impact statement   A report, compiled prior to a production decision that
                                       examines the effects that proposed mining activities will
                                       have on the natural surroundings

      exploration  stage               Activities such as drilling, bulk sampling, assaying and
                                       surveying related to the search for mineable deposits.

      feasibility study                A report prepared to support a production decision on a
                                       proposed mining and milling operation. The study is an
                                       analysis and compilation of technical and economic data
                                       with the objective of proving the economic and technical
                                       feasibility of the project.

      flotation                        A process for concentrating minerals based on the
                                       selective adhesion of certain minerals to air bubbles in
                                       a mixture of water and ground up ore. When the right
                                       chemicals are added to a frothy water bath of ore that
                                       has been ground to the consistency of talcum powder, the
                                       minerals will float to the surface. The metal rich
                                       flotation concentrate is then skimmed off the surface.

      geophysical survey               Methods of investigating the subsurface at or near the
                                       surface of the earth or airborne, using, the applications
                                       of physics including, electric, gravimetric, magnetic,
                                       electromagnetic, seismic, and radiometric.

      GLDRV                            Gold Reserve de Venezuela, C.A., a Venezuela corporation
                                       and an indirect foreign subsidiary of the Company. GLDRV
                                       was organized in September 1992 to operate the Brisas
                                       concession.

      gold equivalent                  Gross value of copper at $1.00 per pound divided by the
                                       gross price of  gold at $380 per ounce.

      grade                            A term used to assign a value to mineralization, such as
                                       grams or ounces per tonne.

      gravity separation               Recovery of gold from crushed rock or gravel using gold s
                                       high specific gravity to separate it from the lighter
                                       material.

      Guayana Shield                   A geologic formation in central and eastern Venezuela
                                       comprised of Archean volcanics and intrusive rocks and,
                                       in the area of the Brisas concession, schists and deeply
                                       weathered and kaolinized rocks.

      hardrock tuffs                   Rocks that are classified as a volcanic sediment

      hardrock                         Solid rock underlying an alluvial deposit. Also referred
                                       to as bedrock.

      hectare                          A metric measurement of area equivalent to 10,000 square
                                       meters.

      igneous                          Rocks formed by the cooling and solidifying of magna or
                                       lava.

      in-fill drilling                 Similar to development drilling but closer spaced to
                                       increase the accuracy of the estimate of contained
                                       minerals and geologic parameters of the deposit.

      intrusive                        Rock which while molten penetrated into or between other
                                       rocks, but solidified before reaching the surface.

      KM 88 mining district            An area in Bolivar State in southeastern Venezuela
                                       containing significant alluvial and hardrock mineralized
                                       deposits. The Company's Brisas concession is located in
                                       this district.

      magnetic surveying               A mineral exploration technique which employs a
                                       magnetometer to measure the magnetic intensity of an area
                                       to determine possible mineralization.

      MEM                              The Venezuelan Ministry of Energy and Mines, which
                                       granted the Brisas concession and exercises supervisory
                                       jurisdiction over the concession, the pending application
                                       to the Brisas veta concession, and the Company's
                                       exploration and exploitation efforts on the Brisas
                                       property.

      metamorphism                     A classification of rock that has been altered by high
                                       temperature and/or pressure

      mill                             A processing plant where ore is crushed and ground,
                                       usually to fine powder, and the metals are extracted by
                                       physical and/or chemical means.

      mineralization                   The presence of minerals in a specific area or geological
                                       formation.

      molybdenum                       An element, usually in the form of molybdenite, primarily
                                       used in alloys and lubricants.

      overburden                       Waste rock and other materials which must be removed from
                                       the surface in order to mine underlying mineralization.

      pit slope                        The angle of the walls of an open pit mine generally
                                       measured in degrees.

      Precambrian                      A period in geologic time dating more than 570 million
                                       years ago.

      production  stage                Activities related to the actual exploitation or
                                       extraction of a mineral deposit.

      prospect pit                     Small areas mined by local miners using primitive open
                                       pit mining methods usually only 5 to 15 meters in depth

      proterozoic volcanic flows       Volcanic rocks from the Precambrian period that
                                       demonstrate flow or permanent deformation

      recovery rate                    The percentage of metals recovered in the mineral
                                       separation process. Recovery rates vary considerably
                                       depending on physical, metallurgical, and economic
                                       circumstances.

      reserves                         That part of a mineral deposit which could be
                                       economically and legally extracted or produced at the
                                       time of determination. Reserves are subcategorized as
                                       either proven (measured) reserves, for which (a) quantity
                                       is computed from dimensions revealed in outcrops,
                                       trenches, workings or drill holes, and grade and/or
                                       quality are computed from the results of detailed
                                       sampling, and (b) the sites for inspection, sampling and
                                       measurement are spaced so closely and geologic character
                                       is so well defined that size, shape, depth and mineral
                                       content are well-established; or probable (indicated)
                                       reserves, for which quantity and grade and/or quality are
                                       computed from information similar to that used for proven
                                       (measured) reserves, yet the sites for inspection,
                                       sampling and measurement are farther apart.

      saprolite                        Clay-rich intensely weathered bedrock of various colors
                                       formed under tropical to subtropical conditions.

      schists                          A strongly foliated crystalline rock which readily splits
                                       into sheets or slabs as a result of the planar alignment
                                       of the constituent crystals.

      shear zone                       A tabular zone of rock which has been crushed and
                                       fragmented by parallel fractures due to "shearing" along
                                       a fault or zone of weakness. Shear zones can be
                                       mineralized with ore-forming solutions.

      strip ratio                      The tonnage of non-mineralized waste material removed to
                                       allow the mining of one tonne of ore in an open pit.

      sulfides or sulfide bodies       Compounds of sulphur with other metallic elements.

      syenite                          Intrusive igneous rock of intermediate composition. It is
                                       a light colored coarse-grained rock and generally
                                       contains 55-65% silica.

      tailings                         The material removed from the milling circuit after
                                       separation of the valuable metals.

      trend                            The directional line of a hardrock or bedrock formation.

      veta                             Adjectively used to describe veins of mineralization
                                       and/or the deeper, hardrock deposit believed to underlie
                                       the Brisas concession. The Company has applied for a
                                       concession to explore and, if warranted, develop the veta
                                       deposit.

      volcaniclastic or volcanogenic   Rock composed of clasts or pieces that are of volcanic
      rock                             composition.


      CONVERSION FACTORS:

       1 Troy Ounce =            31.1034 Grams
       1 Tonne =                 1.1023 Tons = 2204.6 Pounds
       1 Hectare =               2.4711 Acres
       1 Kilometer =             0.6214 Miles
       1 Meter =                 3.28084 Feet

     PART I

     Item 1. Business.
             ---------

     Gold Reserve Corporation is an exploration-stage mining company whose principal asset, the Brisas property, is located in the KM 88 mining region of Bolivar State in southeastern Venezuela. The Company acquired its interest in the Brisas property in 1992 and based on its exploration work, the Company believes the Brisas property contains a gold and copper mineralized deposit estimated at 6.4 million ounces of gold and approximately 800 million pounds of copper. The Company has not yet completed a feasibility study of the Brisas property and has not determined whether the deposit is commercially mineable. This feasibility study is expected to be completed in 1998.

     The Company was incorporated in Montana in 1956 for the purpose of acquiring, exploring and developing mining properties, and placing them into production. Its operations in Venezuela are conducted through subsidiary corporations. Unless the context indicates otherwise, the terms "Gold Reserve" or the "Company" used throughout this report refer to Gold Reserve Corporation and the following subsidiaries: Compania Aurifera Brisas del Cuyuni, C.A. ("Brisas"); Gold Reserve de Venezuela, C.A. ("GLDRV"); Compania Minera
     Unicornio, C.A. ("Unicorn"); Great Basin Energies, Inc. ("Great Basin"); MegaGold Corporation ("MegaGold"); Gold Reserve de Aruba A.V.V. ("Gold Reserve Aruba"); G.L.D.R.V. Aruba A.V.V. ("GLDRV Aruba"); Glandon Company A.V.V. ("Glandon"); Stanco Investments A.V.V. ("Stanco"); GoldenLake A.V.V. ("GoldenLake"); Mont Ventoux A.V.V. ("Mont Ventoux") and Gold Reserve Holdings A.V.V. ("Gold Reserve Holdings"). The Company wholly owns all of these subsidiaries except Great Basin and MegaGold which are owned 58% and 63%, respectively.

     Unless the context indicates otherwise, the terms "Brisas property" or "Brisas mineralization" used throughout this report include: the Brisas alluvial gold concession, the application for the mining title to the gold, copper and molybdenum contained in the hardrock beneath the alluvial gold concession, other mineralization applied for in the alluvial and other mineralized areas applied for contiguous to the alluvial concession. Approximately 10% of the known mineralized deposit on the Brisas property is contained in the alluvial gold concession, the mining title or rights to which have been granted, and approximately 90% is contained in the hardrock beneath the alluvial concession, the rights to which are expected to be formally granted in 1997.

     During the year ended December 31, 1996, the Company expended approximately $7 million on the Brisas property. These expenditures consisted of approximately $6.8 million in capitalized development and exploration costs and $0.2 million for equipment. On a cumulative basis, the Company has expended approximately $51.5 million on the Brisas property. These costs include property acquisition costs of $2 million, capitalized development and exploration costs and equipment expenditures of $27 million (including Company stock valued at $9.8 million issued to purchase the minority interest in subsidiaries which owned the Venezuelan corporation holding the Brisas property) and litigation settlement costs of $22.5 million ($17.5 million of which was stock and warrants) which was expensed in 1994. Amounts recorded as property, plant and equipment (capitalized exploration and development costs) include all costs associated with the Brisas property, including personnel and related administrative expenditures incurred in Venezuela, drilling and related exploration costs, capitalized interest expense, legal costs associated with the Brisas ownership dispute settled in 1994 and general support costs related to the Brisas property.

     The Company has financed its general business and exploration and development activities on the Brisas property principally from the sale of common stock. The Company has raised approximately $68 million since 1992 from the sale of common stock, warrants to purchase common stock, and the exercise of previously issued warrants and options to purchase common stock. As of February 28, 1997, the Company held approximately $37.5 million in cash and cash equivalents along with $6.5 million in common shares of the Company which are held by several subsidiaries.

     The Company's exploration and development drilling to date indicates the Brisas mineralization is comprised of a northern area characterized as a gold copper deposit and a southern area characterized as primarily a gold deposit. In addition to these north/south areas, which are comprised of the main Pozo Azul zone and the Southwest zone, a number of other areas of mineralization interest have been identified, including the El Remo area and the southern part of the property where visible gold has been observed in drill core.

     The Brisas mineralization does not yet qualify as a commercially mineable ore body under standards promulgated by the U.S. Securities and Exchange Commission, and may so qualify only after a comprehensive, economic, technical and legal feasibility study has been completed. The Company has commenced the feasibility study, but has not established either proven or probable reserves (commercially mineable) on the Brisas property and no assurances can be given that such reserves will be established. A number of significant events need to occur before commercial production on the Brisas property could begin. These events include the completion of the feasibility study, financing of significant mine development costs, and the procurement of the hardrock mining title for gold, copper and molybdenum and all other necessary regulatory permits and approvals.

     As of February 28, 1997, the Company employed nine people in its Spokane office and approximately ninety-five people in Venezuela, of which approximately seventy-three are located at the Brisas property. The day-to-day activities of the Company's Venezuelan operations are managed from its offices in Caracas and Puerto Ordaz.

     The following table sets out, as of and for the years ended
     December 31, 1996, 1995 and 1994, identifiable assets attributable to the Company's operations in the United States and Venezuela, and net losses from United States and Venezuelan operations.


                                               Year Ended December 31,
                                               ---------------------------
                                               1996      1995      1994
                                               -------   -------   -------
                                                 (in thousands of dollars)
       Identifiable assets:
         United States                         $43,733   $29,721   $33,503
         Venezuela                              30,039    22,541     9,760
                                               -------   -------   -------
           Totals                              $73,772   $52,262   $43,263
                                               =======   =======   =======

       Net loss:
         United States                         $   656   $   182   $23,434
         Venezuela                                 174       155       306
                                               -------   -------   -------
           Totals                              $   830   $   337   $23,740
                                               =======   =======   =======

     The Company is solely engaged in mining and continually evaluates other precious metal mining opportunities in Venezuela and throughout the world for possible acquisition or joint venture, and from time-to-time, engages in exploratory discussions regarding such opportunities. The Company does not at this time have any discussions underway regarding such transactions.

     The Company's growth strategy is to develop proven and probable reserves as well as mining and process operations by (i) the successful development of proven and probable reserves at its Brisas property, (ii) discovering new properties through its exploration program, (iii) entering joint ventures with advanced exploration properties and (iv) making selective property or corporate acquisitions.

     During 1996, Great Basin and MegaGold each completed common share private placements of approximately $1 million to various individuals, some of which are officers and directors of the Company, and to the Company which maintained its proportionate ownership interest in the two subsidiaries. The proceeds of the private placements were for working capital purposes to identify and possibly acquire income producing assets and or income producing businesses. To assist with future financings both companies are investigating the various requirements to list their shares on one or more stock exchanges; however, no assurances can be given that the companies will be able to qualify or meet the listing requirements.

     The principal executive offices of Gold Reserve are located at West 601 Riverside Avenue, Suite 1940, Seafirst Financial Center, Spokane, Washington 99201.

     Item 2. Properties.
             -----------

     The Brisas Property
     -------------------
     LOCATION. The Brisas property is in the KM 88 mining region of southeastern Venezuela in Bolivar State, approximately 300 kilometers (186 miles), by a paved highway southeast of Puerto Ordaz. The property, 2.5 kilometers (1.5 miles) west of KM 88 on Highway 10, occupies a rectangular area of 2,500 meters (1.5 miles north-south) by 2,000 meters (1.25 miles east-west) or approximately 500 hectares (1,235 acres) and is accessible by an all-weather dirt road.

     OWNERSHIP. The Company, through a wholly owned Venezuelan subsidiary, currently owns the mining title to the Brisas alluvial gold concession. The Venezuelan subsidiary has submitted applications for mining titles to the Ministry of Energy and Mines ("MEM") for other mineralization and areas identified as the Brisas property. In particular, the application for the mining title for gold, copper and molybdenum contained in the hardrock or veta (vein) beneath the near-surface alluvial gold concession was submitted to MEM in February 1993 and is currently in the final stages of granting by MEM. The Company believes it has met all of the requirements to obtain the hardrock mining title and is not aware of any fact or circumstance that would prevent MEM from granting the mining title to the Company. The process of obtaining a concession (mining title) in Venezuela is lengthy and bureaucratically complex and no assurances can be given that the Company will be granted the hardrock mining title in the near term.

     GEOLOGY. The general geology of the area includes thick sequences of Proterozoic volcanic flows, volcanoclastic sediments and various intrusives of the Guayanan Shield. These rocks were folded, sheared, faulted and metamorphosed during Proterozoic and later events. The prospect pits and mineralization on the Brisas property show a northeasterly regional trend. The mineralization found in the larger existing pits on the property has many geological characteristics similar to other large gold deposits in Precambrian rocks. The rocks identified on the Brisas property consist of two major types of materials--saprolite/clay-hosted surface material occurring in the upper several meters of the property and hard rock tuffs, andesite and volcanoclastics extending below the alluvial material at depth. Gold, copper and molybdenum mineralization are found in both materials, and the mineralization is open at depth.

     EXPLORATION AND DEVELOPMENT. Extensive exploration work has been on going on the property since 1992, including a regional geophysical survey which outlined the most altered and potentially mineralized areas in the KM 88 region. The most prospective area outlined from the survey encompassed the Brisas property and the Placer Dome/Corporacion Venezolana de Guayana (the "CVG") Las Cristinas property to the north. Placer Dome/CVG has announced a mineable reserve on its Las Cristinas property of more than 9 million ounces of gold. Exploration and development activities on the Brisas property include surface mapping, sampling and assaying, geochemical and metallurgical studies. These activities have confirmed that the mineralization is characterized by a large lower grade body with higher-grade mineralization in certain areas. The mineralization, approximately 1.7 kilometers (approximately one mile) in length and from 400 to 800 meters wide, is on strike and contiguous with the Placer Dome/CVG Las Cristinas deposit to the north.

     One of the most significant developments in 1996 was the extension of the Pozo Azul mineralized trend into the Southwest zone, where the Company drilled approximately 30 strongly mineralized holes. In total, the 1996 exploration program included more than 250 exploration and development drill holes totaling approximately 50,000 meters. Generally, drill spacing of the mineralized deposit is 50 meters throughout the significantly mineralized trend, with 25 meters in selected areas. Drilling for condemnation of waste areas is nearing completion on an approximate 300 meter spacing across the concession. On a cumulative basis, the Company has drilled approximately 550 core and auger drill-holes totaling over 100,000 meters.

     Recent pit slope stability testwork indicated the potential for allowable pit slopes up to 55 degrees. In addition, preliminary surface and subsurface hydrological test work indicate adequate work conditions with respect to groundwater flow. Environmental studies have been ongoing since the Company acquired the property in late 1992 and, using Venezuelan and North American based environmental consultants, the Company has been preparing studies and reports to support the various Environmental Impact Statements required for the property. The Company has an ongoing program to neutralize rainwater runoff to minimize acid drainage that occurs naturally due to the high sulfur content in the rock and has also been studying reforestation alternatives necessary upon completion of mining activities. The Company is committed to a sound environmental policy to protect the environment

     At the present time, conventional open pit mining is contemplated at the Brisas property and preliminary mill design and operating cost estimates are being developed from recent testwork. Initial scoping studies for the mill design are well advanced and currently the mill or recovery plant is estimated to be a simple gravity, flotation, and cyanidation facility with recovery rates for both copper and gold of 85%. The mill will produce gold bullion and gold/copper/molybdenum concentrate. The Company's preliminary estimate of capital costs associated with the Brisas property is approximately $150 million. The mill is expected to cost $120 million with an additional $30 million for ancillary facilities, mining equipment and working capital. Subsequent final metallurgical design criteria and final drill results, together with geotechnical, hydrological and environmental data, will be instrumental in the completion of the feasibility study.

     The major focus of the drilling has shifted to development and in-fill drilling related to a final feasibility study, although certain exploration drilling will continue and management expects to drill at least 100 more exploration, development and condemnation drill holes of at least 25,000 meters during 1997. A number of deep drill holes, up to 1000 meters, will also be completed in 1997. Approximately $8 million will be spent on the Brisas property which will include exploration and development drilling, permitting, administration and the necessary work required to complete the Brisas feasibility study.

     The feasibility study is expected to be finalized during the early part of 1998. Various permitting required for the Brisas property is ongoing and approval from MEM and the Ministry of Ambiente (Environment) is expected to occur throughout 1998. Detailed engineering work will commence after the receipt of the necessary operating and environmental permits. Management is hopeful that mine and plant construction can commence after the 1998 rainy season, usually lasting from May to July. Construction is estimated to take approximately 18 months, with commissioning and achievement of commercial production by the end of the second quarter of 2000.

     Final development of the Brisas property is contingent upon obtaining the mining title to the hardrock or veta area beneath the alluvial concession, results of future drilling, completion of a feasibility study and obtaining the appropriate environmental and operating permits.

     MINERALIZED DEPOSIT. The Company has to date announced a gold and copper deposit of 6.4 million ounces of gold and approximately 800 million pounds of copper. The Brisas mineralized deposit consists of 224 million tonnes grading 0.88 grams (0.028 ounces) per tonne gold and 0.16% copper. The Brisas alluvial gold concession contains 10% of the deposit and the hardrock area, for which a mining title has been applied, contains 90% of the deposit. The deposit is defined by approximately 480 holes (50x50 meter spacing with 25 meters in selected areas) and is approximately 1700 meters long and 400 to 800 meters wide. Drilling results indicate the Brisas mineralization is comprised of a northern area characterized as a gold/copper deposit and a southern area characterized as primarily a gold deposit as shown in the following table:


                                          Copper                         Gold and Gold Equivalent
                             Gold         ----------------------------   ------------------------
                Tonnes       Ounces       Pounds       Gold Equiv. ozs   Ounces       Avg. Grade
        Area    (millions)   (millions)   (millions)   (millions)        (millions)   (gms/t)
        -----   ----------   ----------   ----------   ---------------   ----------   -----------
        North      126          2.75         685             1.8            4.55       1.12 (1)
        South       98          3.65         115              .3            3.95       1.16 (2)
                   ---          ----         ---             ---            ----       ----
        Total      224          6.40         800             2.1            8.50       1.18 (1)
                   ===          ====         ===             ===            ====       ====

     (1) Gold Equivalent (.5 grams/tonne gold equivalent cutoff using $380/ ounce gold and $1/pound copper)
     (2)  Gold Only (.5 grams/tonne gold cutoff)

     The Brisas mineralization does not yet qualify as a commercially mineable ore body under standards promulgated by the U.S. Securities and Exchange Commission and may so qualify only after a comprehensive economic, technical and legal feasibility study has been completed. As a result, the Company has not yet established either proven or probable reserves on the Brisas property and no assurance can be given that any such reserves will be established on the property.

     SIGNIFICANT ZONES or AREAS OF INTEREST. In addition to the north/south areas which comprise the Pozo Azul zone and the Southwest zone, a number of other areas of interest have been identified including the El Remo area and the southern part of the property where visible gold has been observed in drill core. Several other areas of exploration are currently being tested and condemnation drilling is also in progress in support of a future final feasibility study.

     VENEZUELAN MINING, ENVIRONMENTAL AND OTHER MATTERS. The Company's Venezuelan mining operations are subject to laws of title that differ substantially from those of the United States, and to various mining and environmental rules and regulations that are similar in purpose to those in the United States. The more significant of these laws, rules and regulations are summarized below.

     Current Venezuelan Mining Law.
     ------------------------------
     The principal legislation governing the exploration and development of mineral resources in Venezuela is the Mining Law of 1945 and related regulations, administrative decrees and resolutions. The law governs every aspect of mineral exploration, evaluation and extraction throughout the country, and is administered by the MEM, through its Department of Mines.

     A chief distinction between the mining laws of Venezuela and those of the United States is the way in which mineral rights are owned and held. In Venezuela, all minerals other than those used in construction are initially owned by the government and can be explored and developed only by state-owned corporations or private entities that have applied for and obtained concessions or permits for such activities. Concessions may be granted for near-surface development (an alluvial concession), subsurface hardrock or vein development (a veta concession) or both.

     There are two types of concessions: The first, an exploration and exploitation concession, gives the holder up to two years to explore a property of a maximum of 5,000 hectares (12,355 acres), and the right to choose for exploitation 50% of the area granted in parcels of 500 hectares (1,235.5 acres) each; for that purpose a certificate of exploitation has to be granted by the MEM. The second, an exploitation concession, does not have an exploration period and has an established surface area of up to 500 hectares. Under an exploitation concession, a mining title is granted directly to the holder. In both kinds of concessions, the holders have, in the case of alluvial deposits, three years to initiate exploitation and, in the case of vein deposits, five years to initiate exploitation. During such period, concession holders must submit a technical and economical feasibility study for approval to the MEM within 18 months for alluvial deposits and within 36 months for vein deposits, each case determined from the date of grant of the mining title or of the certificate of exploitation.

     Concessions and certificates of exploitation are granted for rectangular lots not larger than 500 hectares (1,235.5 acres), and a single holder cannot be granted a total of more than 10,000 hectares (24,710 acres) of concessions relating to vein deposits and 20,000 hectares (49,420 acres) of concessions relating to alluvial deposits. Usually a concession granted relating to alluvial deposits constitutes a separate concession from a concession relating to the underlying vein deposits. Both concessions grant the holder 20 years to actually complete development of the concession, provided all specified requirements, including compliance with environmental laws, are met. This period can be extended for up to an additional 20 years, through two 10-year extensions, following which all rights to the concession, including improvements, revert to the Venezuelan government. Holders of concessions are required to report their activities to the Department of Mines and must submit to routine inspections by Department representatives to confirm compliance with the law.

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

     Venezuela has historically relied on government-owned entities to explore and develop mineral resources, although this practice is diminishing as the government seeks to encourage private investment. In the Guayana region of the country including Bolivar State, for example, the regional Corporacion Venezolana de Guayana (the "CVG") and its various subsidiary state-owned companies were granted the exclusive right to explore, evaluate and mine diamond and gold resources not previously awarded as concessions by the MEM. To accomplish this, CVG granted mining contracts to private investors in the region and has engaged in joint venture or other arrangements with foreign and local companies. This right was revoked July 15, 1996. Although the Company's Brisas concession is located in the Guayana region, it was granted by the MEM and is not subject to exploration or development claims by the CVG.

     Gold Sales
     ----------
     The Central Bank of Venezuela allows gold mining companies to sell 85% of their production on the international market, the remaining 15% must be sold to the Central Bank at current market price and paid in Venezuelan currency. Gold sold on the international market is levied a minimum mining tax of 3% of the market price, unless the Company agrees to a higher tax by special advantages established in the concession agreement, and the mining tax for gold sold to the Central Bank is 1% of the market price.

     Taxes
     -----
     The Venezuelan tax law provides for a maximum corporate income tax rate for mining companies of 34% and allows for certain tax credits, wholesale tax exemption during the pre-operative period and exemptions from certain custom duties.

     Venezuela has experienced significant political and economic instability, high inflation, and shortages of foreign currency:

     POLITICAL AND ECONOMIC SITUATION. In May 1993, the Venezuelan Senate voted to authorize the impeachment of President Carlos Andres Perez. Subsequently, Rafael Caldera was elected president and took office in February 1994. Upon assuming the presidency, President Caldera was immediately faced with a solvency crisis in the banking system which necessitated a government takeover of nine financial institutions, including Banco Latino, one of the largest Venezuelan banks. Consequently, the bolivar devalued sharply, inflation rose and gross domestic product contracted, though Venezuela experienced positive growth for 1995 and 1996.

     On April 22, 1996, the Venezuelan government announced the lifting of controls on foreign exchange transactions, having announced the lifting of controls on interest rates one week earlier. The Venezuelan government also announced a $1.4 billion preliminary loan accord with the International Monetary Fund. Although these actions led to the devaluation of the bolivar and a rise in interest rates and are likely to lead to temporary increases in inflation, they are generally viewed as likely to have a positive effect in the long term. There can be no assurance, however, that such actions will be successful in resolving Venezuela's economic difficulties.

     INFLATION AND CURRENCY CONTROLS. Venezuela has experienced high levels of inflation over the past decade. These high rates of inflation led the Venezuelan government to devalue the bolivar by 41% on December 11, 1995. In July 1994, the Venezuelan government imposed a program of currency exchange controls that was lifted in April 1996. Since the devaluation in April 1996, the Venezuelan bolivar has been relatively stable within a trading range of 460 Bs. to 485 Bs. to the U.S. dollar, in spite of high levels of monthly inflation. The official inflation rate in Venezuela for the first nine months of 1996 was 83.7%, and the market consensus is that the inflation rate for the full year will be somewhat above 100%. The Venezuelan Government expects the inflation rate to decrease to 25% in 1997. Although the lifting of currency controls is expected to lead to increased economic stability in the long term, it is likely to lead to a temporary rise in inflation in Venezuela. Such conditions have not materially adversely affected the Company's operations in Venezuela to date as substantially all of the Company's sources of funding for its Venezuelan operations are denominated in U.S. dollars and the Company does not repatriate funds from Venezuela.

     Proposed Mining Law
     -------------------
     For over eight years, the Venezuelan Congress has been evaluating various amendments to Venezuela's existing 1945 mining law. These amendments include, among other items: an easing of costly and time-consuming bureaucratic steps necessary to obtain a concession, coupled with the introduction of a new permitting system; expansion of the area that may be covered by a single exploration concession, and extension of the exploration period to up to seven years; extension of the concession exploitation period from a maximum of 40 years to a maximum of 50 years; a re-evaluation of the method and manner in which mining activities are taxed; granting concessionaires rights to substantially all mineralization contained in surface and deep (hardrock) material; a royalty on gold production of 2%, (1% if sold to the Venezuelan Central Bank) 2% value "at the mine pit" tax for copper and a bidding process for new concessions. The Venezuelan government, the MEM, industry representatives and congressional committees are currently debating the proposed changes to the mining law and there is no indication when or if any of the proposed changes will be adopted. The proposed amendments to the mining law are not expected to substantially affect existing concessions such as the Company's Brisas alluvial concession and hardrock concession under application, or the terms under which such concessions can be explored or developed.

     Environmental Laws and Regulations
     ----------------------------------
     Venezuela's environmental laws and regulations are administered through the Ministry of the Environment and Renewable Natural Resources (Ambiente or Environment). Concession holders who seek to develop a mineral property must first obtain a permit granting them the right to occupy the territory for mining purposes and then submit a report outlining the environmental impact of the development and the rehabilitative or reconditioning work to be undertaken once development activities are concluded. The Ministry also prescribes certain mining recovery methods deemed harmful to the environment and monitors the concessionaire's activities to ensure compliance. The Company has presented an environmental audit of the alluvial concession and the first and second phase of an environmental impact study to the ministry (through its Brisas subsidiary), and will soon submit the third phase of the study. The Company also expects to submit an environmental impact statement to the Ministry addressing development and reclamation of the deeper mineralization which is beneath the Brisas concession when, and if, the Company's application for the veta concession is granted. Alternatively, the Company may amend the existing environmental study to include the effect of mining the deeper mineralization.

     Item 3. Legal Proceedings.
             ------------------
     The Company had no pending litigation as of the date of this report.


     Item 4. Submission of Matters to a Vote of Security Holders.
             ----------------------------------------------------
     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1996.

     PART II

     Item 5. Market for Registrant's Common Equity and Related Stockholder
             Matters
             -------------------------------------------------------------

     MARKET INFORMATION. The common stock of the Company is traded on NASDAQ SmallCap Market under the symbol "GLDR" and on the Toronto Stock Exchange ("TSE"), under the symbol "GLR". The following table sets out the high and low prices per share for the common stock for 1996 and 1995, as reported by the TSE and NASDAQ. The prices reported reflect inter-dealer prices, without regard to retail mark-ups, mark-downs or commissions, and do not necessarily reflect actual transactions.



                         TSE                                 NASDAQ
                         ----------------------------------  ----------------------------------
                         1996              1995              1996              1995
                         ----------------  ----------------  ----------------  ----------------
                         High     Low      High     Low      High     Low      High     Low
                         -------  -------  -------  -------  -------  -------  -------  -------
                         Canadian Dollars                    U.S. Dollars
                         ----------------------------------  ----------------------------------
        First Quarter    $14.250  $ 7.375  $11.750  $ 7.000  $10.250  $ 5.750  $ 8.750  $ 5.000
        Second Quarter    14.500    9.500   11.125    8.500   10.375    7.000    8.250    6.125
        Third Quarter     21.700   10.000   11.750    7.375   15.750    7.375    8.844    5.250
        Fourth Quarter    20.000   12.400    9.500    6.750   14.625    9.250    7.250    4.875



     HOLDERS. The number of holders of common stock of record on February 28, 1997 was approximately 1,400. Based on recent mailings to its shareholders, the Company believes its common stock is owned beneficially by approximately 6,000 persons.

     DIVIDENDS. The Company has declared no cash or stock dividends on its common stock since 1984, and in the opinion of management of the Company, will declare cash dividends in the future only if the earnings and capital of the Company are sufficient to justify the payment of such dividends.

     Item 6. Selected Financial Data
             -----------------------
     The consolidated financial data set forth below have been selected by the Company and should be read in conjunction with the Company's consolidated financial statements.

                               1996        1995        1994        1993        1992
                               ----------  ----------  ----------  ----------  ----------
                               (in thousands of dollars, except share and per share amounts)
        Other income           $    1,489  $    1,407  $    1,396  $      516  $      215
        Net loss                     (830)       (337)    (23,740)     (2,844)       (992)
        Loss per share of
          common stock              (0.04)      (0.02)      (1.68)      (0.28)      (0.16)
        Total assets               73,772      52,262      43,263      13,907       6,110
        Long-term debt
          (contract payable)           --          --          --         825       1,586
        Shareholders' equity       67,193      47,073      37,900      11,792       3,774
        Common stock:
          Issued               22,703,811  20,476,688  18,929,668  11,723,451   8,875,862
          Outstanding (1)      22,222,767  19,995,644  18,577,175  11,429,291   8,581,702

      (1) Great Basin, MegaGold and Stanco, each consolidated subsidiaries of the Company, own shares of the Company's common stock, representing an indirect investment in itself. The Company's proportionate ownership interest in the common stock held by these entities represents the difference between issued and outstanding shares.


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
             -----------------------------------------------------------

     SUMMARY. Over the last several years, the Company's main focus has been the exploration and development of its Brisas property located in Venezuela. All expenditures relating to exploration and development activities on the Brisas property have been capitalized and recorded on the Company's balance sheet as property, plant and equipment (capitalized exploration and development costs). As a consequence, the consolidated results of operations for the years presented consist of expenses related to activities other than the exploration and development of the Brisas property partially offset by interest income from invested funds. The Company has incurred losses in each of the last five years due to the lack of a revenue generating business activity, and in 1994 because of litigation, settlement costs relating to such litigation and the disposal of the Alfa concessions. Net losses of the Company will continue over the next few years as the result of increased expenditures associated with the corporate management of exploration and development activities relating to the Brisas property and other exploration expenses not associated with the Brisas property. Management believes the trend of net losses will reverse when gold and copper are produced from the Brisas property. A number of significant events must occur before commercial production of the Brisas property can begin: the completion of a bankable feasibility study, including the establishment of proven and probable reserves, the formal granting by the MEM of the mining title to the hardrock or veta area beneath the Company's Brisas alluvial gold concession, the procurement of all necessary regulatory permits and approvals from the Venezuelan government and the successful financing of the capital costs estimated to be required to place the Brisas property into production.

     Results of Operations
     ---------------------
     1996 COMPARED TO 1995. The consolidated net loss for the year ended December 31, 1996 was $829,938 or $0.04 per share, an increase of approximately $493,000 from the prior year. Other income for 1996 amounted to $1,488,857, which is an increase of approximately $82,000 over the previous year and principally due to gains on the sale of investments partially offset by a decrease in interest income due to lower returns on invested cash. Operating expenses for the year amounted to $2,318,795, which is an increase from the prior year of approximately $575,000. The major components of the increase in operating expenses are increases in general and administrative of approximately $209,000, legal and accounting of approximately $211,000 and directors' and officers' compensation of approximately $172,000. The increase in general and administrative expense was primarily due to increases in compensation and related expenses. Legal and accounting expense increased due to the Company's ongoing securities compliance and reporting in the United States and Canada and compliance and permitting activities in Venezuela. Directors' and officers' compensation increased as a result of salary increases for officers and first time compensation paid to the directors.

     1995 COMPARED TO 1994. Consolidated net loss for the year ended December 31, 1995 was $337,303 or $0.02 per share, a decrease of approximately $23,403,000 from the prior year. The year ended December 31, 1994 included one-time litigation settlement costs as well as costs associated with the disposal of subsidiaries. Other income for 1995 was $1,406,984, which is an increase of approximately $11,000 over the previous year. The increase in other income during 1995 was principally due to increases in interest income offset by lower foreign currency gains. Interest income increased approximately $518,000 during the year due to greater levels of and returns on invested cash and foreign currency gain decreased approximately $418,000 due to the increases in currency exchange rates in Venezuela. The Venezuelan exchange rate was set at 170 bolivares per U.S. dollar during most of 1995 and was increased to 290 in December 1995. Operating expenses for the year amounted to $1,744,287, which is a decrease from the prior year of approximately $191,000, excluding settlement costs and loss on disposal of consolidated subsidiary incurred in 1994. Major components of the change in operating expenses, exclusive of settlement costs and loss on disposal of consolidated subsidiary, are decreases in general and administrative of approximately $259,000 and legal and accounting of approximately $403,000, offset by an increase in directors' and officers' compensation of approximately $139,000 and a decrease in minority interest in net loss of consolidated subsidiaries of approximately $314,000.

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

     Liquidity and Capital Resources.
     -------------------------------
     INVESTING. During 1996, the Company was primarily engaged in exploration and development activities at the Brisas property which included development drilling in the Pozo Azul zone, and exploration drilling in the Southern part of the concession. More than 250 holes totaling over 50,000 meters were drilled in 1996. On a cumulative basis, the Company has drilled approximately 550 holes totaling 100,000 meters. Drill hole spacing has been completed on 50 meter spacing throughout the mineralized trend, with 25 meter spacing in selected areas. Recently, the Company announced a mineralized deposit consisting of 6.4 million ounces of gold and 800 million pounds of copper. The mineralization related to the alluvial gold concession is approximately 10% of the deposit and the remainder of the deposit is contained in the hardrock or veta area for which the Company has applied to MEM for the mining title, but has not been formally granted as of the date of this report.

     During the year ended December 31, 1996, the Company expended approximately $7 million on the Brisas property. These expenditures consisted of approximately $6.8 million in capitalized development and exploration costs and $0.2 million for equipment. On a cumulative basis since inception, the Company has expended approximately $51.5 million on the Brisas property. These costs include property acquisition costs of $2 million, capitalized development and exploration costs and equipment expenditures of $27 million (including Company stock valued at $9.8 million issued to purchase the minority interest in subsidiaries which owned the Venezuelan corporation holding the Brisas property) and litigation settlement costs of $22.5 million ($17.5 million of which was stock and warrants) which was expensed in 1994. Amounts recorded as property, plant and equipment (capitalized exploration and development costs) include all costs associated with the Brisas property, including personnel and related administrative expenditures incurred in Venezuela, drilling and related exploration costs, capitalized interest expenses, legal costs associated with the Brisas ownership dispute settled in 1994 and general support costs related to the Brisas property.

     The overall corporate budget for 1997 amounts to $10 million. Approximately $8 million will be spent on the Brisas property which will include exploration and development drilling, permitting, administration and the necessary work required to complete the Brisas feasibility study. The feasibility study is expected to be finalized during early 1998. Various permitting required for the Brisas property is ongoing and approvals from MEM and the Ministry of Ambiente (Environment) are expected to occur throughout 1998. Detailed engineering work will commence after the receipt of the necessary operating and environmental permits. Management is hopeful that mine and plant construction can commence after the 1998 rainy season, usually lasting from May to July. Construction, if commenced, is estimated to take approximately 18 months, with commissioning and achievement of commercial production by the end of the second quarter of 2000.

     The Company's preliminary estimate of capital costs associated with the Brisas project is approximately $150 million. The plant is expected to cost approximately $120 million with an additional $30 million estimated for ancillary facilities, mining equipment and working capital. The recovery plant is currently estimated to be a conventional, gravity/flotation/cyanidation process with recovery rates for both gold and copper of 85%. Mining is to be completed utilizing open-pit mining methods. Final development of the Brisas property is contingent upon obtaining the mining title to the hardrock or veta area beneath the Brisas alluvial gold concession, results of future drilling, completion of a bankable feasibility study including the establishment of proven and probable reserves and obtaining the appropriate environmental and operating permits.

     FINANCING. The Company has financed its general business and exploration and development activities in Venezuela principally from the sale of common stock and has raised approximately $68 million in equity financing, since 1992, to support its overall business activities. These transactions consisted of the sale of additional shares of common stock, or warrants to purchase common stock, and the exercise of previously issued warrants and options to purchase common stock. Management anticipates that the Company will require additional financing in order to place the Brisas property into production which is estimated to be as much as $150 million for the construction of the recovery plant, ancillary facilities and equipment, related development costs and working capital. Future acquisition costs and exploration expenses, and the cost of placing the Brisas property or additional future properties into production, if warranted, are expected to be financed by a combination of the sale of additional common stock, bank borrowings or other means. The Company routinely evaluates the market for the Company's common stock and other appropriate conditions for the possible sale of common stock to finance its future activities and from time-to-time the Company reviews potential financing activities with its investment bankers. The Company has no current plans to issue additional common shares other than in connection with the exercise of employee common stock options but, may determine that market conditions for its common shares are appropriate and as a result issue additional common shares during the next twelve months.

     As of February 28, 1997, the Company held approximately $37.5 million in cash and cash equivalents. Whether and to what extent additional or alternative financing options are pursued by the Company depends on a number of important factors, including the results of further exploration and development activities on the Brisas property, whether the Company obtains the mining title or concession to the hardrock or veta mineralization located beneath the Brisas alluvial concession, management's assessment of the financial markets, the acquisition of additional properties or projects and the overall capital requirements of the consolidated corporate group. At this time, management anticipates that its current cash and investment position are adequate to cover estimated operational and capital expenditures associated with the 1997 exploration and development program related to the Brisas property.

     Forward Looking Statements
     --------------------------
     Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements." When used in this report, the words budget, budgeted, anticipate, expect, believes, goals or projects and similar expressions are intended to identify forward-looking statements. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that important factors could cause actual results to differ materially from those in the forward - looking statements. Such factors include the Company's concentration of operations and assets other than cash and investments in Venezuela, regulatory risks (such as obtaining the veta or hardrock concession or obtaining approval of environmental compliance plans), the political and economic risks associated with international operations, the anticipated future development costs for the Company's Brisas property, the risk that actual reserve estimates may vary considerably from mineralized deposit estimates presently made, the impact of metals prices and metal production volatility, the dependence upon the abilities and continued participation of certain key employees of the Company, and the risks normally incident to the operation and development of mining properties.

     All of the Company's mining operations are presently concentrated in Venezuela. In addition, at December 31, 1996 approximately 40% of the Company identifiable assets (90% of its noncash assets) were located in Venezuela. Such operations and investments could be adversely affected by exchange controls, currency fluctuations, taxation and laws or policies of Venezuela and the United States affecting trade, investment and taxation. In addition, Venezuela has adopted environmental laws and regulations for the mining industry which impose significant obligations on companies doing business in the country.

     An application for the hardrock (veta) concession covering the mineralization beneath the near-surface alluvial mineralization was submitted in February 1993 and initially approved by the Ministry of Energy and Mines ("MEM") in March 1995. Since then management has completed a number of procedural steps related to the final issuance of the concession. Management is not aware of any fact or circumstance that would prevent the MEM from granting the hardrock (veta) concession to the Company. The process of obtaining a concession in Venezuela is lengthy and bureaucratically complex, and no assurance can be given that the Company will be successful in obtaining a concession to this mineralized deposit in the near term.

     The Company has no revenue from mining operations and has experienced losses from operations for each of the last five years. This trend is expected to continue for at least the next two to three years as the result of increased expenditures associated with the corporate management of exploration and development activities related to the Brisas property and other properties, and is expected to reverse only when gold and copper production commences from the Brisas property. Based upon currently available information, the Company estimates that it will be required to expend approximately $150 million in order to place the project into production, should it elect to do so. These expenditures are expected to be funded from additional sales of common stock of the Company, bank borrowings or other means, and no assurance can be given that such funding can or will be obtained. Alternatively, the Company may determine that it is in the best interest of its shareholders to sell its rights to the Brisas property to another mining company or to enter into a joint development or similar arrangement with another mining company to develop the property. No assurance can be given that any such sale or arrangement would yield benefits to the Company commensurate with those that could be obtained were the Company to develop and place the Brisas property into production.

     The Company is subject to all of the risks inherent in the mining industry, including environmental hazards, industrial accidents, labor disputes and periodic interruptions due to inclement weather. Although the Company maintains or can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from exploration and production activities) is not generally available to the Company or other companies in the mining industry. Were the Company to be subjected to environmental liabilities, the payment of such liabilities would reduce the working capital available to the Company and if it were unable to fund the cost of remedying an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of remedial activities.

     The Company's future operations may be significantly influenced by the prices of gold and copper. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. Copper prices also fluctuate and are generally affected by global and regional demand and existing inventories. The Company believes, based on engineering and geological studies which have been completed, that significant reserves may exist on the Brisas property, although no independent reserve reports or evaluations have been prepared.

     The Company has not yet established proven and/or probable reserves on the Brisas property and no assurance can be given that any reserves will be established on the Brisas property.

     Item 8. Financial Statements and Supplementary Data
             -------------------------------------------

     Index to Consolidated Financial Statements

         Report of Independent Accountants

         Consolidated Balance Sheets
           December 31, 1996 and 1995
         Consolidated Statements of Operations
           for the years ended December 31, 1996, 1995 and 1994
         Consolidated Statements of Changes in Shareholders' Equity
           for the years ended December 31, 1996, 1995 and 1994
         Consolidated Statements of Cash Flows for the years
           ended December 31, 1996, 1995 and 1994
         Notes to Consolidated Financial Statements

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
             -----------------------------------------------------------

     There were no changes in or disagreements with accountants on accounting or financial disclosures during the year ended December 31, 1996.

     REPORT OF INDEPENDENT ACCOUNTANTS


     The Board of Directors and Shareholders
     Gold Reserve Corporation


     We have audited the accompanying consolidated balance sheets of Gold Reserve Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Reserve Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
     December 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in Notes 1 and 2, the Company changed its method of accounting for the impairment of long-lived assets in 1996 and investments in 1994.

                                       /s/ Coopers & Lybrand L.L.P.


     Spokane, Washington
     February 26, 1997

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     December 31, 1996 and 1995



                                                1996          1995
                                                -----------   -----------
                      ASSETS

     Cash and cash equivalents                  $30,329,024   $10,095,616
     Investments:
       Held-to-maturity securities, at
         amortized cost                           8,442,492    10,630,963
       Accrued interest on investments              143,580       101,793
       Deposits, advances and other                 528,458       520,599
       Litigation settlement held in escrow       4,500,000     4,500,000
                                                -----------   -----------
             Total current assets                43,943,554    25,848,971

     Property, plant and equipment, net          29,097,305    22,065,868
     Investments:
       Available-for-sale securities                119,504       215,364
       Held-to-maturity securities, at
         amortized cost                                   -     4,000,000
       Other                                        611,204       131,504
                                                -----------   -----------
             Total assets                       $73,771,567   $52,261,707
                                                ===========   ===========

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     December 31, 1996 and 1995



                                                1996          1995
                                                -----------   -----------
                   LIABILITIES

     Current Liabilities:
       Litigation settlement payable            $ 4,500,000   $ 4,500,000
       Accounts payable and accrued
         expenses                                   938,892       262,219
       Note payable-KSOP, current portion           186,708       149,960
                                                -----------   -----------
             Total current liabilities            5,625,600     4,912,179

     Note payable-KSOP, non-current portion               -       186,749
     Minority interest in consolidated
       subsidiaries                                 952,571        90,160
                                                -----------   -----------
             Total liabilities                    6,578,171     5,189,088
                                                -----------   -----------
     Commitments and contingencies                        -             -

               SHAREHOLDERS' EQUITY

     Shareholders' Equity:
       Serial preferred stock, without
         par value
           Authorized: 10,000,000 shares
           Issued: None
       Common stock, without par value
         Authorized: 40,000,000 shares
         Issued: 1996... 22,703,811;
           1995... 20,476,688
         Outstanding: 1996... 22,222,767;
           1995... 19,995,644                   100,952,778    80,068,854
       Less, common stock held by
         affiliates                              (1,428,565)   (1,428,565)
       Unrealized gain on available-for-
         sale securities                              2,750        85,960
       Accumulated deficit                      (32,146,859)  (31,316,921)
       KSOP debt guarantee                         (186,708)     (336,709)
                                                -----------   -----------
             Total shareholders' equity          67,193,396    47,072,619
                                                -----------   -----------

             Total liabilities and share-
               holders' equity                  $73,771,567   $52,261,707
                                                ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Years Ended December 31, 1996, 1995 and 1994


                                              1996           1995           1994
                                              ------------   ------------   ------------
      Other Income:
        Interest income                       $  1,477,955   $  1,548,998   $  1,031,206
        Foreign currency (loss) gain              (135,509)      (130,244)       288,628
        Net gain (loss) on investments             111,286        (11,770)        61,635
        Miscellaneous                               35,125              -         14,210
                                              ------------   ------------   ------------
                                                 1,488,857      1,406,984      1,395,679
      Expenses:
        General and administrative               1,170,329        961,829      1,220,740
        Directors' and officers'
          compensation                             637,825        465,684        327,005
        Legal and accounting                       499,700        288,371        691,140
        Depreciation                                38,831         28,549         15,751
        Interest, net of amount capitalized         11,841          8,214          3,318
        Minority interest in net loss of
          consolidated subsidiaries                (39,731)        (8,360)      (322,348)
        Loss on disposal of consolidated
          subsidiary                                     -              -        688,051
        Litigation settlement                            -              -     22,512,500
                                              ------------   ------------   ------------
                                                 2,318,795      1,744,287     25,136,157
                                              ------------   ------------   ------------
      Net loss                                $   (829,938)  $   (337,303)  $(23,740,478)
                                              ============   ============   ============
      Net loss per share                      $      (0.04)  $      (0.02)  $      (1.68)
                                              ============   ============   ============
      Weighted average common shares
        outstanding                             20,841,025     19,415,805     14,102,646
                                              ============   ============   ============


     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     For the Years Ended December 31, 1996, 1995 and 1994

                                              Common Stock Issued                        Common Stock   Unrealized Gain
                                              -------------------------   Accumulated    Issued to      on Available-for-
                                              Shares       Amount         Deficit        Affiliates     Sale Securities
                                              ----------   ------------   ------------   ------------   -----------------
      Balance, December 31, 1993              11,723,451   $ 19,147,345   $ (7,239,140)  $    (70,944)
        Effect of change in accounting
          for investments                                                                                 $    108,425
        Net loss                                                           (23,740,478)
        Common stock issued:
          Services                                 6,000         33,000
          Litigation settlement                2,750,000     16,912,500
          Cash                                 2,020,000     19,754,290
          Options and warrants                 2,430,217     13,650,244
        Value attributed to issuance of
          warrants                                              800,000
        Decrease in unrealized gain
          on available-for-sale securities                                                                     (29,408)
        Increase in common stock held by
          consolidated subsidiaries                                                          (433,332)
        Reduction of shareholders' equity
          associated with change in
          subsidiaries' minority interest                      (843,986)
                                              ----------   ------------   ------------   ------------     ------------
      Balance, December 31, 1994              18,929,668     69,453,393    (30,979,618)      (504,276)          79,017
        Net loss                                                              (337,303)
        Common stock issued:
          Cash                                    50,000        280,195
          Options                                167,835        460,162
          Exchange for minority
            interest of subsidiaries           1,329,185      9,882,028
        Increase in common stock held by
          consolidated subsidiaries                                                          (924,289)
        Increase in unrealized gain on
          available-for-sale securities                                                                          6,943
        Reduction of shareholders' equity
          associated with change in
          subsidiaries' minority interest                        (6,924)
                                              ----------   ------------   ------------   ------------     ------------
      Balance, December 31, 1995              20,476,688     80,068,854    (31,316,921)    (1,428,565)          85,960

      GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, CONTINUED For the Years Ended December 31, 1996, 1995 and 1994



                                              Common Stock Issued                        Common Stock     Unrealized Gain
                                              -------------------------   Accumulated    Issued to        on Available-for-
                                              Shares       Amount         Deficit        Affiliates       Sale Securities
                                              ----------   ------------   ------------   ------------     -----------------
      Balance, December 31, 1995              20,476,688     80,068,854    (31,316,921)    (1,428,565)          85,960
        Net loss                                                              (829,938)
        Common stock issued:
          Cash                                 1,729,500     18,202,500
          Options                                497,623      2,673,988
        Decrease in unrealized gain on
          available-for-sale securities                                                                        (83,210)
        Addition to shareholders' equity
          associated with change in
          subsidiaries' minority interest                         7,436
                                              ----------   ------------   ------------   ------------     ------------
      Balance, December 31, 1996              22,703,811   $100,952,778   $(32,146,859)  $ (1,148,565)    $      2,750
                                              ==========   ============   ============   ============     ============


      The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Years Ended December 31, 1996, 1995 and 1994



                                              1996           1995           1994
                                              ------------   ------------   ------------
      Cash Flow from Operating Activities:
        Net loss                              $   (829,938)  $   (337,303)  $(23,740,478)
        Adjustments to reconcile net loss
          to net cash used by operating
          activities:
            Depreciation                            38,831         28,549         15,751
            Accretion of discount on held-
              to-maturity securities              (339,581)      (765,451)             -
            Foreign currency loss (gain)           135,509        130,244       (308,711)
            Minority interest in net loss
              of consolidated subsidiaries         (39,731)        (8,360)      (322,348)
            Net loss (gain) on disposition
              and revaluation of equity
              securities                          (111,286)        11,770        (61,635)
            Loss on disposal of consolidated
              subsidiary                                 -              -        688,051
            Common stock issued for services/
              expenses                                   -              -         33,000
            Loss on disposal of equipment                -              -         25,909
            Common stock and warrants issued
              for litigation settlement                  -              -     17,712,500
            Changes in current assets and
              liabilities:
                Net increase in current
                  assets                           (49,646)    (4,368,656)      (412,308)
                Net (decrease) increase in
                  current liabilities              676,673       (310,494)     4,656,881
                                              ------------   ------------   ------------
                  Net cash used by operating
                    activities                    (519,169)    (5,619,701)    (1,713,388)
                                              ------------   ------------   ------------
      Cash Flow from Investing Activities:
        Purchase of held-to-maturity
          securities                           (17,396,948)   (20,609,690)   (32,022,160)
        Purchase of property, plant and
          equipment                             (7,205,777)    (3,807,683)    (5,034,437)
        Proceeds from maturity of held-to-
          maturity securities                   23,925,000     32,824,000      5,942,338
        Net cash acquired from increased
          investment in majority owned,
          consolidated subsidiaries                909,578              -              -
        Proceeds from sale of available-for-
          sale securities                          123,936              -         75,769
        Other                                     (479,700)      (107,438)        (1,512)
                                              ------------   ------------   ------------
                  Net cash provided (used) by
                    investing activities          (123,911)     8,299,189    (31,040,002)
                                              ------------   ------------   ------------

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
     For the Years Ended December 31, 1996, 1995 and 1994




                                              1996           1995           1994
                                              ------------   ------------   ------------
      Cash Flow from Financing Activities:
        Proceeds from issuance of common
          shares                                20,876,488        740,357     33,404,534
        Payments on contract payable                     -              -       (742,085)
                                              ------------   ------------   ------------
                  Net cash provided by
                    financing activities        20,876,488        740,357     32,662,449
                                              ------------   ------------   ------------
      Change in Cash and Cash Equivalents:
        Net increase (decrease) in cash
          and cash equivalents                  20,233,408      3,419,845        (90,941)
        Cash and cash equivalents -
          beginning of year                     10,095,616      6,675,771      6,766,712
                                              ------------   ------------   ------------
        Cash and cash equivalents - end of
          year                                $ 30,329,024   $ 10,095,616   $  6,675,771
                                              ============   ============   ============

      Supplemental cash flow information
        Cash paid during the year for:
          Interest, net of amount
            capitalized                       $     11,841   $     10,202   $      3,318
        Other non-cash activities:
          Issuance of common shares for
            minority interest in
            subsidiaries                                 -   $  9,882,028              -



      The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

          THE COMPANY. The Company was incorporated in Montana in 1956 for the purpose of acquiring, exploring and developing mining properties and placing these properties into production. The Company's principal activity is the development and further exploration of the Brisas property in Venezuela.

          CONSOLIDATION. The consolidated financial statements include the accounts of the Company, three Venezuelan subsidiaries, Gold Reserve de Venezuela, C.A. (GLDRV), Compania Aurifera Brisas del Cuyuni, C.A. (Brisas), Compania Minera Unicornio, C.A. (Unicorn), two domestic majority-owned subsidiaries, Great Basin Energies, Inc. (Great Basin) and MegaGold Corporation (MegaGold) and seven Aruban subsidiaries which were formed to hold the Company's interest in its foreign subsidiaries or for future transactions. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's policy is to consolidate those subsidiaries where majority control exists and control is other than temporary.

          CASH AND CASH EQUIVALENTS. The Company considers short-term, highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for purposes of reporting cash equivalents and cash flows. At December 31, 1996, the Company had certificates of deposits totaling $186,708 pledged as security for bank loans related to the Gold Reserve KSOP Plan (see Note 4). At December 31, 1996, the Company had $6.9 million in U.S. banks in excess of federally insured limits and had $635,000 in Venezuelan and Aruban banks.

          INVESTMENTS. Investments classified as available-for-sale are carried at quoted market value. Unrealized gains and losses are recorded as a component of shareholders' equity. Investments classified as held-to-maturity are carried at amortized cost. Realized gains and losses on the sale of investments are recorded based upon specific identification.

          EXPLORATION AND DEVELOPMENT COSTS. Exploration costs incurred in locating areas of potential mineralization are expensed as incurred. Exploration costs of properties or working interests with specific areas of potential mineralization are capitalized pending the determination of a property's economic viability. Development costs of proven mining properties not yet producing are capitalized and classified as property, plant and equipment. Upon commencement of production, capitalized exploration and development costs will be amortized based on the estimated proven and probable ore reserves benefited. Deferred exploration and development costs of unsuccessful projects are expensed.

          PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at the lower of cost or estimated net realizable value. Replacements and major improvements are capitalized. Maintenance and repairs are charged to expense as incurred. The cost and accumulated depreciation of assets retired or sold are removed from the accounts and any resulting gain or loss is reflected in operations. Depreciation is provided using straight-line and accelerated methods over the lesser of the useful life or lease term of the related asset. During the exploration and development phase, depreciation of mining assets is capitalized. Interest costs incurred during the construction and development of qualifying assets are capitalized. During 1994, approximately $218,000 of interest was capitalized.

          In March 1995, Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued. The Statement prescribes the accounting treatment for the recognition and measurement of impaired long-lived assets. The Statement requires a review for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the expected future net cash flows to be generated from the use or disposition of a long-lived asset (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized. There was no financial statement impact as a result of adopting the provisions of SFAS No. 121 as required on January 1, 1996.

          FOREIGN CURRENCY. The Company's Venezuelan subsidiaries operate in a highly inflationary economy. As a result, non-monetary assets and liabilities are translated at historical rates, while monetary assets and liabilities are translated at current rates, with the resulting foreign currency translation gains and losses included in operations. Gains and losses from foreign currency transactions are also included in the results of operations.

          ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Substantially all of the Company's investment in property, plant and equipment represents amounts invested in the Brisas property. Management's capitalization of exploration and development costs and assumptions regarding the future recoverability of such costs is subject to the risks and uncertainties of developing a mineable ore reserve on the Brisas property which is based on engineering and geological estimates including gold and copper prices, estimated plant construction costs and operating costs and the procurement of all necessary regulatory permits and approvals, including the hardrock (veta) rights to the property. These estimates could change in the future and this could affect the carrying value and the ultimate recoverability of the amounts recorded as property, mineral rights and capitalized exploration and development costs.

          Inflation and other economic conditions Venezuela have resulted in political and social turmoil on occasion, which can be expected to continue. Such conditions have not materially adversely affected the Company's operations in Venezuela to date. Whether and to what extent current or future economic, regulatory or political conditions may materially adversely affect the Company's financial position in the future cannot be predicted.

          NET LOSS PER SHARE. Net loss per share is based on the weighted average number of common shares outstanding during each year, which has been reduced by the Company's proportionate ownership of common shares owned by Great Basin, MegaGold and Stanco Investments, A.V.V. (Stanco). Common stock equivalents are anti-dilutive and therefore have been excluded from the computation.

          RECLASSIFICATIONS. Certain reclassifications of the 1995 and 1994 consolidated financial statement balances have been made to conform with the 1996 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.


      2.  INVESTMENTS:

          The Company accounts for its investments in equity securities as available-for-sale securities, and its investments in government-backed bonds as held-to-maturity securities according to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which was adopted by the Company January 1, 1994. The effect of applying this new standard was to increase shareholders' equity by $108,425. There was no income tax effect on the unrealized gain. Held-to-maturity securities consist primarily of U.S. Treasury bonds which are recorded at amortized cost. The bonds outstanding at December 31, 1996 mature in 1997.

                                   Held-to-Maturity Securities
                                   -----------------------------------------------------------
                                   Amortized Cost/    Unrealized    Unrealized    Quoted
                                   Carrying Value     Gain          Loss          Market Value
                                   ---------------    -----------   -----------   ------------
            December 31, 1996:
              Government backed
                bonds                $ 8,442,492      $     2,629   $    (5,686)  $ 8,439,435
                                     ===========      ===========   ===========   ===========

            December 31, 1995:
              Government backed
                bonds                $14,630,963      $    39,401   $    (1,879)  $14,668,485
                                     ===========      ===========   ===========   ===========
                                   Available-for-Sale Securities
                                   -----------------------------------------------------------
                                                                                  Carrying/
                                                      Unrealized    Unrealized    Quoted
                                   Cost               Gain          Loss          Market Value
                                   ---------------    -----------   -----------   ------------
            December 31, 1996:
              Gold Reserve
                Corporation          $   220,318      $ 6,409,956   $         -   $ 6,630,274
              Less, ownership by
                the Company (1)         (128,564)      (6,409,956)            -    (6,538,520)
                                     -----------      -----------   -----------   -----------
                                          91,754                -             -        91,754
              Other equity
                securities                25,000            2,750             -        27,750
                                     -----------      -----------   -----------   -----------
                                     $   116,754      $     2,750   $         -   $   119,504
                                     ===========      ===========   ===========   ===========
            December 31, 1995:
              Gold Reserve
                Corporation          $   220,318      $ 3,683,310   $         -   $ 3,903,628
              Less, ownership by
                the Company (1)         (128,564)      (3,683,310)            -    (3,811,874)
                                     -----------      -----------   -----------   -----------
                                          91,754                -             -        91,754
              Other equity
                securities                37,650           85,960             -       123,610
                                     -----------      -----------   -----------   -----------
                                     $   129,404      $    85,960   $         -   $   215,364
                                     ===========      ===========   ===========   ===========

          (1) The Gold Reserve Corporation shares above are owned by the Company's subsidiaries, Great Basin, MegaGold and Stanco. The Company's effective ownership of its own stock through its subsidiaries is deducted from the above number of shares held and recorded as a reduction of common stock outstanding on the balance sheets. These shares are carried at cost.


      3.  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment as of December 31, 1996 and 1995 consisted of the following:


                                                1996          1995
                                                -----------   -----------
            Domestic
              Furniture and office equipment    $   217,860   $   184,271
              Transportation equipment              162,000       162,000
              Leasehold improvements                 11,174             -
                                                -----------   -----------
                                                    391,034       346,271
              Less accumulated depreciation        (137,719)      (98,888)
                                                -----------   -----------
                                                    253,315       247,383
                                                -----------   -----------
            Foreign
              Property and mineral rights        11,002,335    11,002,335
              Capitalized exploration and
               development costs                 17,326,751    10,247,988
              Buildings                              86,989        86,989
              Furniture and fixtures                346,996       295,323
              Transportation equipment              255,119       225,832
              Machinery and equipment               289,874       286,463
                                                -----------   -----------
                                                 29,308,064    22,144,930
              Less accumulated depreciation        (464,074)     (326,445)
                                                -----------   -----------
                                                 28,843,990    21,818,485
                                                -----------   -----------
            Total                               $29,097,305   $22,065,868
                                                ===========   ===========

        In June 1995, the Company issued 1,329,185 common shares valued at $9.8 million in exchange for shares, other than shares held by the Company, of Gold Reserve Aruba and Glandon Company which hold the Company's interest in its Venezuelan subsidiaries. The fair value of the common shares issued to acquire the minority interests was recorded as additional property and mineral rights costs associated with the Brisas property.

      4.  EMPLOYEE BENEFIT KSOP PLAN:

          The Company's KSOP Plan, adopted in 1990 for the benefit of its employees, is comprised of two parts, (1) a salary reduction component, or 401(k), and (2) an employee stock ownership component, or ESOP. The salary reduction component has not, to date, been utilized by any participant. On a cumulative basis, the KSOP Plan has purchased 323,571 common shares of the Company since inception of which 34,736 remain unallocated to plan participants as of December 31, 1996. Common stock purchases by the KSOP Plan are financed by a bank loan at 7.24 percent interest and due in March 1997. The loans are guaranteed by the Company and accordingly are recorded as a reduction to shareholders' equity. Allocation of common shares to participants' accounts is based on contributions by the Company, up to a maximum of 25 percent of the participants' annual compensation or $30,000, whichever is less, divided by the original purchase price of the common shares. The Company contributed $150,000, $92,247, and $20,000 to the KSOP plan in 1996, 1995 and 1994, respectively.

      5.  STOCK OPTION PLANS:

          The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) on January 1, 1996. Pursuant to the provisions of SFAS No. 123, the Company continues to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and provides pro forma disclosure of compensation expense related to stock-based plans using the fair value based method of accounting as shown below.

          The Company's only active plan (the 1994 Option Plan) allows for the granting of up to 2,000,000 common share purchase options, which may be granted to officers, directors, and key individuals for terms of up to ten years. The vesting period of options ranges from immediately to up to three years. Stock option transactions for the last three years are as follows:

                                  1996                 1995                 1994
                                  -------------------  -------------------  -------------------
                                             Weighted             Weighted             Weighted
                                             Average              Average              Average
                                             Exercise             Exercise             Exercise
                                  Shares     Price     Shares     Price     Shares     Price
                                  ---------  --------  ---------  --------  ---------  --------
              Options outstand-
                ing, begin-
                ning of year      1,636,793   $ 5.31     964,628   $ 3.91     979,963   $ 3.57
              Options exercised    (496,623)    5.44    (167,835)    2.78    (295,967)    2.32
              Options canceled     (136,178)    7.51    (118,334)    7.07    (237,968)   11.25
              Options granted       958,100     8.41     958,334     6.50     518,600     7.01
                                  ---------   ------   ---------   ------   ---------   ------
              Options oustand-
                ing, end of year  1,962,092   $ 6.64   1,636,793   $ 5.31     964,628   $ 3.91
                                  ---------   ======   ---------   ======   ---------   ======
              Options exercisable
                at end of year    1,460,406            1,044,053              721,323
                                  =========            =========            =========

                                                    Price Range    Price Range    Price Range
                                                    ------------   ------------   ------------
              Option price at end of year           $1.09-$14.69   $1.09-$8.19    $1.00-$6.00
              Option price for exercisable shares   $1.09-$13.51   $1.09-$7.06    $1.06-$6.00
              Weighted-average fair value of
                options granted during the year     $3.45          $2.61


                                     Options Outstanding                                Options Exercisable
                                     -------------------------------------------------  ------------------------------------
                                                        Weighted
                                                        Average      Weighted                              Weighted
                                     Number             Remaining    Average            Number             Average
            Range of                 Outstanding at     Contractual  Exercise Price at  Exercisable at     Exercise Price at
            Exercise Prices          December 31, 1996  Life         December 31, 1996  December 31, 1996  December 31, 1996
            ----------------------   -----------------  -----------  -----------------  -----------------  -----------------
            $1.0900 to 1.2400               222,852     5.66 years        $ 1.1425            222,852           $ 1.1425
             3.3750 to 5.0800                12,680     6.44 years          4.8745             12,680             4.8745
             5.3750 to 5.3750               258,835     8.97 years          5.3750            117,584             5.3750
             5.5000 to 5.5000                34,662     8.12 years          5.5000             20,328             5.5000
             5.6250 to 5.6250               435,000     9.01 years          5.6250            435,000             5.6250
             6.0000 to 7.0600               194,061     7.29 years          6.1459            194,061             6.1459
             7.0630 to 7.0630               392,500     8.05 years          7.0630            342,500             7.0630
             7.2810 to 11.6000              222,902     9.56 years          9.3388             53,401             8.7467
            13.5100 to 13.5100              114,500     9.75 years         13.5100             62,000            13.5100
            14.6900 to 14.6900               74,100     9.73 years         14.6900                  0             0.0000
                                         ----------     ----------        --------          ---------           --------
            $1.0900 to 14.6900            1,962,092     8.36 years        $ 6.6394          1,460,406           $ 5.7679
                                         ==========     ==========        ========          =========           ========

          Had compensation cost for the Company's option plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                1996          1995
                                                -----------   -----------
            Net loss - as reported              $  (829,938)  $  (337,303)
            Net loss - pro forma                $(3,421,234)  $(1,766,405)
            Net loss per share - as reported    $     (0.04)  $     (0.02)
            Net loss per share - pro forma      $     (0.16)  $     (0.09)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: expected volatility of 40%; risk-free interest rates of 5.92% to 6.16%; no dividends, and expected lives of 4 to 7 years.


      6.  RELATED PARTY TRANSACTIONS:

          COMMON STOCK ISSUED. During 1994, the Company issued 6,000 shares, valued at $33,000 for services provided to the Company by certain employees.

          MEGAGOLD. The President, Executive Vice President and Vice President-Finance of the Company are also officers and directors of MegaGold. At December 31, 1996 and 1995, the Company owned 23,304,174 and 7,592,226 common shares, respectively, of MegaGold and MegaGold owned 125,083 common shares of the Company. In addition, MegaGold owned 280,000 common shares of Great Basin at December 31, 1996 and 1995. During 1996, MegaGold sold additional common shares to various individuals as well to the Company, which maintained its proportionate interest in the two subsidiaries. The Company performs various administrative functions and sublets a portion of its office space to MegaGold for $1,200 per year.

          GREAT BASIN. The President, Executive Vice President and Vice President-Finance of the Company are also officers and directors of Great Basin. At December 31, 1996 and 1995, the Company owned 24,210,636 and 15,177,400 common shares, respectively, of Great Basin and Great Basin owned 391,161 common shares of the Company. Great Basin also owned 170,800 common shares of MegaGold at December 31, 1996 and 1995. During 1996, Great Basin sold additional common shares to various individuals as well to the Company, which maintained its proportionate interest in the two subsidiaries. The Company performs various administrative functions and sublets a portion of its office space to Great Basin for $1,200 per year.

          LEGAL FEES PAID TO DIRECTOR'S FIRM. One of the Company's directors also serves as Canadian legal counsel for the Company. During 1996, 1995 and 1994, the Company incurred expenses of approximately $149,000, $60,000 and $440,000 respectively, for legal services performed by the director's firm, in which he is Chairman and a partner. At December 31, 1996, approximately $45,000 of these fees are included in accounts payable and accrued expenses.

     7.   INCOME TAX:

          The Company accounts for income taxes according to the provisions of SFAS No. 109, "Accounting for Income Taxes." No income tax benefit has been recorded for the three years ended December 31, 1996 due to the uncertainty of recoverability of the benefit associated with the net operating loss carryforwards.

          The Company's Venezuelan subsidiaries are subject to Venezuelan income tax. All costs related to the Company's Brisas property have been recorded as capitalized exploration and development costs for tax purposes, and therefore the Company has not recorded any foreign tax attributes. No income tax has been paid or accrued by the Company's subsidiaries during 1996, 1995 and 1994. The Company has recorded a valuation allowance to reflect the estimated amount of the deferred tax asset which may not be realized, principally due to expiration of net operating losses and other carryforwards. The valuation allowance for deferred tax assets may be reduced in the near term if the Company's estimate of future taxable income changes.

          The components of the deferred tax assets and liabilities as of December 31, 1996 and 1995 were as follows:


                                              Deferred Tax
                                              Asset (Liability)
                                              ---------------------------
                                              1996           1995
                                              ------------   ------------
            Accounts payable and accrued
              expenses                        $     34,736   $      9,908
            Investment income                     (105,037)      (126,574)
            Property, plant and equipment        8,497,728      8,502,255
                                              ------------   ------------
            Total temporary differences          8,427,427      8,385,589
            Net operating loss carryforward      1,797,395      1,522,290
            Investment tax credit                    5,967          5,967
            Alternative minimum tax credit          19,871         19,871
            Foreign tax credit                           -            825
            Capital loss carryforward                    -        283,041
                                              ------------   ------------
            Total temporary differences,
              operating losses and tax
              credit carryforwards              10,250,660     10,217,583
            Valuation allowance                (10,250,660)   (10,217,583)
                                              ------------   ------------
            Net deferred tax asset                       -              -
                                              ============   ============

          The changes in the valuation allowance for the years ended December 31, 1996, 1995 and 1994 were as follows:


                                              1996           1995           1994
                                              ------------   ------------   ------------
              Balance, beginning of year      $ 10,217,583   $ 10,348,600   $  2,031,630

                Change in valuation allow-
                  ance due to change in
                  in deferred tax asset
                  subject to uncertainty
                  of recovery                       33,077       (131,017)     8,316,970
                                              ------------   ------------   ------------
              Balance, end of year            $ 10,250,660   $ 10,217,583   $ 10,348,600
                                              ============   ============   ============


        At December 31, 1996, the Company had the following U.S. federal tax basis loss carryforwards and tax credits:

                                                   Amount      Expires
                                                   ----------  ----------
          Regular tax net operating loss:          $  272,248     2006
                                                    1,650,395     2007
                                                    1,244,312     2008
                                                      700,536     2009
                                                      609,833     2010
                                                      809,132     2011
                                                   ----------
                                                   $5,286,456
                                                   ==========

          Alternative minimum tax net
            operating loss:                        $  289,523     2006
                                                    1,624,454     2007
                                                    1,218,023     2008
                                                      671,999     2009
                                                      572,555     2010
                                                      771,854     2011
                                                   ----------
                                                   $5,148,408
                                                   ==========

          Investment tax credit                    $    5,967     2001
          Alternative minimum tax credit           $   19,871        -

       8. GEOGRAPHIC SEGMENTS:


                                              United
                                              States         Venezuala      Consolidated
                                              ------------   ------------   ------------
              December 31, 1996:
              ------------------
              Depreciation                    $     38,831              -   $     38,831
              Net loss                        $    656,435   $    173,503   $    829,938
                                              ============   ============   ============
              Identifiable assets: (1)
                Property, plant and equip-
                  ment, net                   $    253,315   $ 28,843,990   $ 29,097,305
                General corporate assets        43,479,713      1,194,549     44,674,262
                                              ------------   ------------   ------------
              Identifiable assets at
                December 31, 1996             $ 43,733,028   $ 30,038,529   $ 73,771,567
                                              ============   ============   ============
              December 31, 1995:
              ------------------
              Depreciation                    $     28,549              -   $     28,549
              Net loss                        $    182,216   $    155,087   $    337,303
                                              ============   ============   ============
              Identifiable assets: (1)
                Property, plant and equip-
                  ment, net                   $    247,383   $ 21,818,485   $ 22,065,868
                General corporate assets        29,473,430        722,409     30,195,839
                                              ------------   ------------   ------------
              Identifiable assets at
                December 31, 1995             $ 29,720,813   $ 22,540,894   $ 52,261,707
                                              ============   ============   ============
              December 31, 1994:
              ------------------
              Depreciation                    $     15,751              -   $     15,751
              Net loss                        $ 23,433,755   $    306,723   $ 23,740,478
                                              ============   ============   ============
              Identifiable assets: (1)
                Property, plant and equip-
                  ment, net                   $    230,304   $  9,321,372   $  9,551,676
                General corporate assets        33,272,338        438,866     33,711,204
                                              ------------   ------------   ------------
              Identifiable assets at
                December 31, 1994             $ 33,502,642   $  9,760,238   $ 43,262,880
                                              ============   ============   ============

          (1) Identifiable assets of each segment are those that are directly identified with those operations. General corporate assets consist primarily of cash, cash equivalents and investment securities.

      9.  LITIGATION SETTLEMENT:

          Pursuant to a December 1994 litigation settlement agreement related to an ownership dispute of the Brisas property, the Company placed $4.5 million in escrow to be released to one of the defendants at such time as the Company is granted the hardrock (veta) concession for the Brisas property on or before January 1, 2000. The Company paid $22,512,500 in common shares and cash, including funds held in escrow and recorded the litigation settlement as an expense in 1994.


     10.  DIFFERENCES BETWEEN U.S. AND CANADIAN GAAP:

          The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles ("GAAP") in the United States. The differences between U.S. GAAP and Canadian GAAP had no effect on total shareholders' equity as of December 31, 1996 and 1995 nor net loss for the years ended December 31, 1996, 1995 and 1994.

          Under Canadian GAAP, the other non-cash activities noted in the supplemental cash flow information would be included in the Statement of Cash Flows. Accordingly, under Canadian GAAP, net cash used by investing activities would have been $1,582,839 and net cash provided by financing activities would have been $10,622,385 in the 1995 Statement of Cash Flows.

     PART III

     Item 10. Directors and Executive Officers of the Registrant.
              ---------------------------------------------------

     The information requested by this item is contained in the registrant's 1997 proxy statement and is incorporated by reference herein.


     Item 11. Executive Compensation.
              -----------------------

     The information requested by this item is contained in the registrant's 1997 proxy statement and is incorporated by reference herein.


     Item 12. Security Ownership of Certain Beneficial Owners and
              Management.
              ---------------------------------------------------

     The information requested by this item is contained in the registrant's 1997 proxy statement and is incorporated by reference herein.

     Item 13. Certain Relationships and Related Transactions.
              -----------------------------------------------

     The information requested by this item is contained in the registrant's 1997 proxy statement and is incorporated by reference herein.

     Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.
              -------------------------------------------------------

     EXHIBITS. The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted. Exhibits filed herewith appear beginning at page 32.


     Exhibit
     Number    Exhibits
     -------   ------------------------------------------------------
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

     Exhibit
     Number    Exhibits
     -------   ------------------------------------------------------
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

     10.34 Settlement Agreement dated December 21, 1994 among the Registrant, Brisas, GLDR, Marwood International Ltd., TVX Gold, Inc., BlueGrotto Trading Limited and Inversiones 871010, C.A. Filed as an exhibit to the Registrant's current report on Form 8-K dated December 21, 1994 and incorporated by reference herein.
     13*
     16.1*
     18*
     19*
     21.1      Subsidiaries of Registrant.
     23.1      Consent of Coopers & Lybrand L.L.P.
     24*
     25*
     27.1      Financial Data Schedule
     28*
     29*

     * Items denoted by an asterisk have either been omitted or are not applicable.

     FINANCIAL STATEMENTS. An index to the financial statements included in this report appears at page 13. The financial statements themselves appear at pages 14 through 26 of this report.

     REPORTS ON FORM 8-K. No report on Form 8-K was issued during the quarter ended December 31, 1996.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GOLD RESERVE CORPORATION

                              By:  s/ Rockne J. Timm
                                   ---------------------------------
                                   Rockne J. Timm, its Chairman,
                                   President and Chief Executive
                                   Officer
                                   March 25, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              By:  s/ Robert A. McGuinness
                                   ---------------------------------
                                   Robert A. McGuinness, its
                                   Principal, Financial and
                                   Accounting Officer
                                   March 25, 1997

                              By:  s/ A. Douglas Belanger
                                   ---------------------------------
                                   A. Douglas Belanger, Director
                                   March 25, 1997

                              By:  s/ Jean Charles Potvin
                                   ---------------------------------
                                   Jean Charles Potvin, Director
                                   March 25, 1997

                              By:  s/ James H. Coleman
                                   ---------------------------------
                                   James H. Coleman, Director
                                   March 25, 1997

                              By:  s/ Patrick D. McChesney
                                   ---------------------------------
                                   Patrick D. McChesney, Director
                                   March 25, 1997