Form 10-Q
period 1997-03-31
GOLD RESERVE CORP
filed 1997-05-15
CIK 42119

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 1997



                            GOLD RESERVE CORPORATION


     State Of Incorporation:                  Montana
     Commission File Number:                  1-8372
     IRS Employer Identification No:          81-0266636

     Address Of Principal Executive Offices:  West 601 Riverside Avenue,
                                                Suite 1940
                                              Spokane, Washington 99201

     Registrant's Telephone Number:           (509) 623-1500

     Securities registered pursuant to
       Section 12(b) of the Act:
         Title Of Each Class:                 Common Stock

     Name Of Each Exchange on Which
       Registered:                            NASDAQ SmallCap Market
                                                The Toronto Stock Exchange

     Securities registered pursuant to
       Section 12(g) of the Act:              None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]


     The number of shares of common stock outstanding at May 13, 1997 was 22,814,021.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS
     March 31, 1997 and December 31, 1996
     (unaudited)


                                                March 31,     December 31,
                                                1997          1996
                                                ------------  ------------
                      ASSETS

     Current Assets:
       Cash and cash equivalents                $ 19,503,419  $ 30,329,024
       Investments:
         Held-to-maturity securities              10,492,922     8,442,492
       Accrued interest on investments                63,630       143,580
       Deposits, advances and other                  682,955       528,458
       Litigation settlement held in escrow        4,500,000     4,500,000
                                                ------------  ------------
             Total current assets                 35,242,926    43,943,554

     Property, plant and equipment, net           31,423,310    29,097,305
     Investments:
       Available-for-sale securities                 124,254       119,504
       Held-to-maturity securities                 7,002,308            --
     Other                                           826,607       611,204
                                                ------------  ------------
             Total assets                       $ 74,619,405  $ 73,771,567
                                                ============  ============

                   LIABILITIES

     Current Liabilities:
       Litigation settlement payable            $  4,500,000  $  4,500,000
       Accounts payable and accrued expenses       1,718,293       938,892
       Note payable - KSOP                            22,860       186,708
                                                ------------  ------------
             Total current liabilities             6,241,153     5,625,600

     Minority interest in consolidated
       subsidiaries                                  950,854       952,571
                                                ------------  ------------
             Total liabilities                     7,192,007     6,578,171

     Commitments and contingencies

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     March 31, 1997 and December 31, 1996
     (unaudited)


                                                March 31,     December 31,
                                                1997          1996
                                                ------------  ------------
               SHAREHOLDERS' EQUITY

     Serial preferred stock, without par value
       Authorized: 10,000,000 shares
       Issued:  none
     Common stock, without par value
       Authorized: 40,000,000 shares
       Issued: 1997... 22,813,021;
         1996... 22,703,811
       Outstanding: 1997... 22,331,977;
         1996... 22,222,767                      101,669,902   100,952,778
       Less, common stock held by affiliates      (1,428,565)   (1,428,565)
       Unrealized gain on available-for-sale
         securities                                    7,500         2,750
       Accumulated deficit                       (32,798,579)  (32,146,859)
       KSOP debt guarantee                           (22,860)     (186,708)
                                                ------------  ------------
             Total shareholders' equity           67,427,398    67,193,396
                                                ------------  ------------
             Total liabilities and share-
               holders' equity                  $ 74,619,405  $ 73,771,567
                                                ============  ============

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months Ended March 31, 1997 and 1996
     (unaudited)


                                                1997          1996
                                                ------------  ------------
     Other Income:
       Interest                                 $    434,491  $    288,230
       Foreign currency loss                         (25,366)     (162,640)
       Gain on sale of available-for-sale
         securities                                       --        87,661
                                                ------------  ------------
                                                     409,125       213,251
     Expenses:
       General and administrative                    518,419       421,339
       Directors' and officers' compensation         449,854       305,500
       Legal and accounting                           78,172       119,027
       Depreciation                                   11,574         8,366
       Minority interest in net loss of
         consolidated subsidiaries                    (1,717)       (1,427)
       Interest expense, net of amount
         capitalized                                   4,543         2,717
                                                ------------  ------------
                                                   1,060,845       855,522
                                                ------------  ------------
     Net loss                                   $   (651,720) $   (642,271)
                                                ============  ============
     Net loss per share                         $      (0.03) $      (0.03)
                                                ============  ============
     Weighted average common shares
       outstanding                                22,263,673    20,039,296
                                                ============  ============


     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Three Months Ended March 31, 1997 and 1996
     (unaudited)


                                                1997          1996
                                                ------------  ------------
     Cash Flows from Operating Activities:
       Net loss                                 $   (651,720) $   (642,271)
       Adjustments to reconcile net loss to
         net cash provided (used) by operating
         activities:
           Depreciation                               11,574         8,366
           Accretion of discount on held-to-
             maturity securities                     (53,363)     (109,655)
           Foreign currency loss                      25,366       162,640
           Minority interest in net loss of
             consolidated subsidiaries                (1,717)       (1,427)
           Gain on sale of available-for-sale
             securities                                   --       (86,286)
           Changes in current assets and
             liabilities:
               Net (increase) decrease in
                 current assets                      (74,547)      274,778
               Net increase in current
                 liabilities                         779,401        67,286
                                                ------------  ------------
                   Net cash provided (used)
                     by operating activities          34,994      (326,569)
                                                ------------  ------------

     Cash Flows from Investing Activities:
       Proceeds from maturities of held-to-
         maturity securities                       4,000,000     8,460,000
       Purchase of held-to-maturity securities   (12,999,375)   (8,604,560)
       Purchase of property, plant and
         equipment                                (2,362,945)   (1,192,603)
       Proceeds from sale of available-for-
         sale securities                                  --       123,936
       Other                                        (215,403)       15,875
                                                ------------  ------------
                   Net cash used by investing
                     activities                  (11,577,723)   (1,197,352)
                                                ------------  ------------

     Cash Flows from Financing Activities:
       Proceeds from issuance of common shares       717,124       448,903
                                                ------------  ------------
                   Net cash provided by
                     financing activities            717,124       448,903
                                                ------------  ------------

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
     For the Three Months Ended March 31, 1997 and 1996
     (unaudited)


                                                1997          1996
                                                ------------  ------------
     Change in Cash and Cash Equivalents:
       Net decrease in cash and cash
         equivalents                             (10,825,605)   (1,075,018)
       Cash and cash equivalents - beginning
         of period                                30,329,024    10,095,616
                                                ------------  ------------
       Cash and cash equivalents - end of
         period                                 $ 19,503,419  $  9,020,598
                                                ============  ============


     The accompanying notes are an integral part of the consolidated financial statements.

     THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

     THE COMPANY. Gold Reserve Corporation is an exploration-stage mining company incorporated in the state of Montana in 1956 for the purpose of acquiring, exploring and developing mining properties, and placing them into production. The Company's principal asset is the Brisas property, a gold/copper mineralized deposit located in southeastern Venezuela and currently the subject of an exploration and development program. A number of significant events must occur before commercial production on the Brisas property can begin, including the establishment of proven and probable reserves and obtaining the hardrock (veta) mining title.

     The Company's growth strategy is to develop proven and probable reserves as well as mining and process operations by (i) the successful development of proven and probable mining reserves at its Brisas property, (ii) discovering new properties through its exploration program, (iii) entering joint ventures with advanced exploration properties and (iv) making selective property or corporate acquisitions.

     FINANCIAL INFORMATION. The December 31, 1996 balance sheet has been derived from the Company s 1996 audited consolidated financial statements. The notes to the consolidated financial statements as of December 31, 1996 as set forth in the Company s 1996 Form 10-K, substantially apply to these interim financial statements at March 31, 1997 and are not repeated here. The financial information given in the accompanying unaudited financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation for the periods reported.

     CONSOLIDATED FINANCIAL STATEMENTS. The Company's operations in Venezuela are conducted through subsidiary corporations. The consolidated financial statements include the accounts of the Company, three Venezuelan subsidiaries, Gold Reserve de Venezuela, C.A. (GLDRV), Compania Aurifera Brisas del Cuyuni, C.A. (Brisas), Compania Minera Unicornio, C.A. (Unicorn), two domestic majority-owned subsidiaries, Great Basin Energies, Inc. (Great Basin) and MegaGold Corporation (MegaGold) and seven Aruban subsidiaries which were formed to hold the Company s interest in its foreign subsidiaries or for future transactions. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company s policy is to consolidate those subsidiaries where majority control exists and is other than temporary. Certain reclassifications of the 1996 consolidated financial statement balances have been made to conform with the 1997 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

     MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The matters discussed in this quarterly report include historical information and forward-looking statements which include budgets, estimates and similar information. In accordance with the provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions that important factors, as discussed in the Company's Form 10-K and other filings with the United States Securities and Exchange Commission, could cause actual results to differ materially from those in the forward-looking statements.

     Unless the context indicates otherwise, the terms "Brisas property" or "Brisas mineralization" used throughout this report include: the Brisas alluvial gold concession, the application for the mining title to the gold, copper and molybdenum contained in the hardrock beneath the alluvial gold concession, other mineralization applied for in the alluvial material and other mineralized areas applied for contiguous to the alluvial concession.

     BRISAS PROPERTY. The Brisas property is located in the KM 88 mining region of southeastern Venezuela in Bolivar State, approximately 300 kilometers (186 miles) by a paved highway southeast of Puerto Ordaz. The property occupies a rectangular area of 2,500 meters (1.5) miles north-south by 2,000 meters (1.25 miles) east-west or approximately 500 hectares (1,235 acres). The rocks identified on the Brisas property consist of two major types of materials-saprolite/clay-rich surface material occurring in the upper several meters of the property and unweathered hard rock, andesite tuffs and volcanoclastics extending below the saprolite/alluvial material at depth. Gold, copper and molybdenum mineralization are found in both materials, and the mineralization is open at depth.

     BRISAS PROPERTY OWNERSHIP. The Company, through its wholly-owned Venezuelan subsidiary, currently holds the mining title to the Brisas alluvial gold concession which includes approximately 10% of the known mineralization on the Brisas property. In addition, the Venezuelan subsidiary has submitted applications for mining rights to the Venezuelan Ministry of Energy and Mines ("MEM") for other mineralization and areas identified as the Brisas property. In particular, an application for the mining title for gold, copper and molybdenum contained in the hardrock or veta (vein) beneath the near-surface alluvial gold concession, representing approximately 90% of the known mineralization on the Brisas property, is currently in the final stages of issuance by MEM. The Company has been advised by MEM that it has met all of the requirements to obtain the hardrock mining title which is expected to be issued during the middle part of 1997. Management is not aware of any fact or circumstance that would prevent MEM from granting the mining title to the Company, however the process of obtaining a concession (mining title) in Venezuela is lengthy and bureaucratically complex and, as a result, the Company cannot predict with certainty when the title will be formally granted.

     BRISAS GOLD/COPPER MINERALIZED DEPOSIT. Extensive exploration work, which has been on-going on the property since 1992, has confirmed a gold and copper deposit of 6.4 million ounces of gold and approximately 800 million pounds of copper. Drilling results indicate the Brisas gold/copper mineralization is comprised of a northern area characterized as a gold/copper deposit and a southern area characterized as primarily a gold deposit as shown in the following table:

                                                                Gold and Gold
                            Gold        Copper                  Equivalent Combined
                            ----------  ----------------------  -----------------------------
                                                                            Avg Grade/Tonne
                                                    Gold Equiv              -----------------
                Tonnes      Ounces      Pounds      Ounces      Ounces
      Area      (millions)  (millions)  (millions)  (millions)  (millions)  (grams)  (ounces)
      --------  ----------  ----------  ----------  ----------  ----------  -----------------
      North        126         2.75        685         1.8         4.55     1.12(1)  0.036
      South         98         3.65        115          .3         3.95     1.16(2)  0.040
      Total        224         6.40        800         2.1         8.50     1.18(1)  0.038


      (1) Gold Equivalent (.5 grams/tonne gold equivalent cutoff using $380/ ounce gold and $1/pound copper)

     (2)  Gold Only (.5 grams/tonne gold cutoff)
          One ounce of gold = 31.1034 grams of gold

     The mineralized deposit is comprised of a large lower-grade area with higher-grade mineralization in certain areas and is approximately 1.7 kilometers (approximately one mile) in length and from 400 to 800 meters in width. The current deposit consists of 224 million tonnes with an approximate grade of 0.88 grams (0.028 ounces) per tonne gold and 0.16% copper and is defined by the results of approximately 496 drill-holes totaling over 80,000 meters. Drill spacing of the mineralized deposit is generally 50 meters throughout the significantly mineralized trend, with 25 meters in selected areas. The Brisas Gold/Copper mineralized deposit is on strike and contiguous with the Placer Dome/Corporacion Venezolana de Guayana ("CVG") Las Cristinas deposit to the north. Placer Dome/CVG has announced a mineable reserve on its Las Cristinas property of more than 9 million ounces of gold.

     The Brisas gold/copper mineralized deposit does not yet qualify as a commercially mineable ore body under standards promulgated by the U.S. Securities and Exchange Commission and may so qualify only after a comprehensive economic, technical and legal feasibility study has been completed. As a result, the Company has not yet established either proven or probable reserves on the Brisas property and no assurance can be given that any such reserves will be established on the property. A number of significant events, in addition to the establishment of proven and probable reserves, must occur before commercial production on the Brisas property can begin, these being financing of anticipated mine development costs and the procurement of all necessary regulatory permits and approvals, including the mining title to the hardrock mineralization.

     RECENT BRISAS PROPERTY DRILL RESULTS. Although management's primary focus has shifted to development and in-fill drilling related to a final feasibility study, recent exploration drilling has expanded the Brisas mineralization to the west and southwest and confirmed a new deeper zone of mineralization with good gold and copper grades. Several recent drill holes west of the northern area have mineralized intercepts greater than 100 meters thick with grades ranging from 1.09 to 1.39 grams (.035 to .045 ounce) gold per tonne. Previously reported drilling in this area also encountered massive sulfide Blue Whale type material in three holes. Two drill holes drilled to the south and southwest of the southern area encountered thick good-grade intercepts including 57 meters of gold mineralization grading 1.20 grams (.038 ounce) gold per tonne in one hole and 30 and 60 meter intercepts grading 1.60 grams (.051 ounce) and 1.08 grams (.035 ounce) per tonne, respectively, in another hole, which indicate that the mineralization is open to the south and southwest of the southern area.

     1997 BRISAS PROPERTY WORKPLAN. Due to the recent drill results, the previously announced 25,000 meter drill program has been expanded to 30,000 meters with eighty percent of the 1997 drilling planned for exploration drill-holes and twenty percent for development drill-holes within the previously delineated 50 by 50 meter drill grid. The revised 30,000 meter drill program including data compilation will be completed during July 1997. Revisions to the database and an update of the mineralized deposit is expected to be completed in August 1997. The Company expects to complete a pre-feasibility study during the latter part of the third quarter of 1997 and the final feasibility study during the first quarter of 1998.

     Upon completion of the current 30,000 meter drill program, development drilling will continue in the northern and southern areas and exploration drilling will continue to the west, southwest, south and southeast of the current delineated mineralized deposit. In addition to further exploration and development drilling, other activities will include permitting, administration and the necessary work required to complete the Brisas feasibility study. Various permitting required for the Brisas property is ongoing and approval from MEM and the Ministry of Ambiente (Environment) is expected to occur throughout 1998. Construction is estimated to take approximately 18 months, with commissioning and achievement of commercial production estimated to be completed by the end of the second quarter of 2000.

     The recovery plant is expected to be a conventional, gravity/flotation/cyanidation facility with recovery rates for both gold and copper of 80%-85%. Mining is to be completed using open-pit mining methods. Final plant design, costs and construction schedules are contingent upon, among other things, the timing of the issuance of the mining title to the hardrock or veta area beneath the Brisas alluvial gold concession, results of future drilling, completion of a bankable feasibility study including the establishment of proven and probable reserves and obtaining the appropriate environmental and operating permits.

     VENEZUELA. All of the Company's mining assets are presently concentrated in Venezuela. Inflation, other economic conditions and political and social turmoil have occurred in the past and can be expected to continue. Past economic, political and social conditions have not adversely affected the Company's operations in Venezuela to-date. The Company believes its operations in Venezuela pose no greater risk than those mining operations conducted in other locations in the world. Venezuela has generally encouraged foreign investment in the past, and the Company is not aware of any policies, license requirements or other regulations which might present barriers to its continued investment in the country. Nevertheless, whether and to what extent current or future economic, regulatory or political and social conditions may affect the Company in the future cannot be predicted.


     LIQUIDITY AND CAPITAL RESOURCES

     INVESTING. During the three months ended March 31, 1997, the Company expended approximately $2.5 million for exploration and development of the Brisas property. Over this same period, approximately 55 diamond drill holes were completed for a total of 18,000 meters. As of March 31, 1997, the Company had completed approximately 511 diamond and auger drill holes approximating 110,000 meters and had expended approximately $54 million associated with the Brisas property. The amounts expended on the Brisas property are comprised of acquisition costs of $2 million, capitalized exploration and development costs and equipment expenditures of $29.5 million (including common shares valued at $9.8 million issued to purchase the minority interest in subsidiaries which owned the Brisas property) and litigation settlement costs of $22.5 million (including $17.5 million of common shares and warrants) which was expensed in 1994. Amounts recorded as property, plant and equipment (capitalized exploration and development costs) include all costs associated with the Brisas property, including personnel and related administrative expenditures incurred in Venezuela, drilling and related exploration costs, capitalized interest expenses and general support costs related to the Brisas property.

     The presently estimated development budget for the remainder of 1997 is approximately $6 million. The Company s preliminary estimate of future capital costs associated with the Brisas property is approximately $150 million. The plant is estimated to cost approximately $120 million with an additional $30 million estimated for ancillary facilities, mining equipment and working capital.

     In addition to investment in property, plant and equipment, the Company increased its investment in held-to-maturities, net of maturities, by approximately $9 million during the three months ended March 31, 1997. Investments in property, plant and equipment and held-to-maturity securities accounted for the majority of the reduction in cash and cash equivalents for the three month period ended March 31, 1997.

     FINANCING. Cash flow from financing activities increased in 1997 by approximately $0.3 million as a result of an increase in the exercise of employee stock options. The Company has financed its general business and exploration and development activities in Venezuela principally from the sale of its common shares. Future acquisition costs and exploration expenses, and the cost of placing the Brisas property or additional future properties into production, if warranted, are expected to be financed by a combination of the sale of additional common shares, bank borrowings or other means. The Company routinely evaluates the market for the Company's common shares and other appropriate conditions for the possible sale of common stock to finance its future activities and from time-to-time the Company reviews potential financing activities with its investment bankers. The Company has no current plans to issue additional common shares other than in connection with the exercise of employee common stock options but, may determine in the future that market conditions for its common shares are appropriate and, as a result, issue additional common shares during the next twelve months.

     As of May 13, 1997, the Company held approximately $36 million in cash and current and long-term held-to-maturity securities. The timing and extent of additional financing options pursued by the Company will depend on a number of important factors, including the results of further exploration and development activities on the Brisas property, the timing of the issuance of the mining title or concession to the hardrock or veta mineralization located beneath the Brisas alluvial concession, management s assessment of the financial markets, the acquisition of additional properties or projects and the overall capital requirements of the consolidated group. At this time, management anticipates that its current cash and investment position is adequate to cover estimated operational and capital expenditures associated with the exploration and development of the Brisas property into 1998.

     RESULTS OF OPERATIONS

     MARCH 31, 1997 COMPARED TO MARCH 31, 1996. Consolidated net loss for the three months ended March 31, 1997 amounted to $651,720 or $0.03 per share, compared to consolidated net loss of $642,271 or $0.03 per share for the same three month period in 1996. The increase in net loss is a result of an increase in operating expenses offset by an increase in other income. Other income for the current three month period increased over the comparable period in 1996 due to increased interest income from higher average levels of invested cash and a decrease in foreign currency loss due to less depreciation of the Venezuelan currency, partially offset by a decrease in gains from sales of available-for-sale securities. Operating expenses during the three months ended March 31, 1997 increased from the comparable three month period in 1996 due to an increase in general and administrative expenses and directors' and officers' compensation partially offset by a decrease in legal and accounting expense. The principal reason for the increase in operating expenses is the increased expense associated with the addition of several new Company executives during the first quarter of 1997.


     NEW ACCOUNTING PRONOUNCEMENTS

     In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe the application of this standard will have a material effect on the presentation of its loss per share disclosure.

     PART II- OTHER INFORMATION

     Items 1-5 are omitted as they are not applicable.

     Item 6 - Exhibits and Reports on Form 8-K

          a)  Exhibit 27 - Financial Data Schedule
          b) There were no reports on Form 8-K for the quarter ended March 31, 1997

     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     GOLD RESERVE CORPORATION

     By: /s/ Robert A. McGuinness
         --------------------------------------
         Vice President - Finance
         Chief Financial Officer

         May 13, 1997