Form 10-Q
period 1997-06-30
GOLD RESERVE CORP
filed 1997-08-12
CIK 42119

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1997



                            GOLD RESERVE CORPORATION
                            ------------------------




     State Of Incorporation:                    Montana
     Commission File Number:                    1-8372
     IRS Employer Identification No:            81-0266636

     Address Of Principal Executive Offices:    601 West Riverside Ave.,
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]

     The number of shares of common stock outstanding at July 31, 1997 was 22,866,621.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS
     June 30, 1997 and December 31, 1996
     (unaudited)

                                               June 30,      December 31,
                                               1997          1996
                                               ------------  ------------
                     ASSETS

     Current Assets:

     Cash and cash equivalents                 $ 20,663,841  $ 30,329,024
     Investments:
       Held-to-maturity securities                5,998,594     8,442,492
       Accrued interest on investments              258,117       143,580
     Deposits, advances and other                   394,612       528,458
     Litigation settlement held in escrow         4,500,000     4,500,000
                                               ------------  ------------
           Total current assets                  31,815,164    43,943,554

     Property, plant and equipment, net          34,327,287    29,097,305
     Investments:
       Available-for-sale securities                122,504       119,504
       Held-to-maturity securities                7,001,997             -
     Other                                        1,081,920       611,204
                                               ------------  ------------

           Total assets                        $ 74,348,872  $ 73,771,567
                                               ============  ============

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     June 30, 1997 and December 31, 1996
     (unaudited)

                                               June 30,      December 31,
                                               1997          1996
                                               ------------  ------------
                  LIABILITIES

     Current Liabilities:

     Litigation settlement payable             $  4,500,000  $  4,500,000
     Accounts payable and accrued expenses        1,673,456       938,892
     Note payable - KSOP                            322,860       186,708
                                               ------------  ------------
         Total current liabilities                6,496,316     5,625,600

     Minority interest in consolidated
       subsidiaries                                 956,431       952,571
                                               ------------  ------------
         Total liabilities                        7,452,747     6,578,171
                                               ------------  ------------

     Commitments and contingencies

              SHAREHOLDERS' EQUITY

     Serial preferred stock, without par value
       Authorized: 1997...20,000,000
                   1996...10,000,000
       Issued:  none
     Common stock, without par value
       Authorized:  1997..480,000,000
                    1996... 40,000,000
       Issued:      1997... 22,814,021
                    1996... 22,703,811
       Outstanding:  1997... 22,332,977
                    1996... 22,222,767          101,677,277   100,952,778
     Less, common stock held by affiliates       (1,428,565)   (1,428,565)
     Unrealized gain on available-for-sale
       securities                                     5,750         2,750
     Accumulated deficit                        (33,035,477)  (32,146,859)
     KSOP debt guarantee                           (322,860)     (186,708)
                                               ------------  ------------
         Total shareholders' equity              66,896,125    67,193,396
                                               ------------  ------------
         Total liabilities and shareholders'
           equity                              $ 74,348,872  $ 73,771,567
                                               ============  ============

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three and Six Months Ended June 30, 1997 and 1996
     (unaudited)

                            Three Months Ended      Six Months Ended
                            ----------------------  ----------------------
                            1997        1996        1997        1996
                            ----------  ----------  ----------  ----------
     Other Income:
     Interest               $  533,238  $  289,351  $  967,729  $  577,581
     Foreign currency
       gain (loss)               5,067      35,056     (20,299)   (127,584)
     Gain on sale of
       available-for-
       sale securities               -           -           -      87,661
                            ----------  ----------  ----------  ----------
                               538,305     324,407     947,430     537,658
                            ----------  ----------  ----------  ----------
     Expenses:
     General and
       administrative          433,720     213,310     952,139     634,649
     Directors' and
       officers'
       compensation            201,175      97,500     651,029     403,000
     Legal and accounting      118,554      53,705     196,726     172,732
     Depreciation               11,697       9,181      23,271      17,547
     Minority interest in
       net gain (loss) of
       consolidated
       subsidiaries              5,577      (1,617)      3,860      (3,044)
     Interest expense,
       net of amount
       capitalized               4,480       3,417       9,023       6,134
                            ----------  ----------  ----------  ----------
                               775,203     375,496   1,836,048   1,231,018
                            ----------  ----------  ----------  ----------

     Net loss               $ (236,898) $  (51,089) $ (888,618) $ (693,360)
                            ==========  ==========  ==========  ==========

     Net loss per share     $    (0.01)        NIL  $    (0.04) $    (0.03)
                            ==========  ==========  ==========  ==========
     Weighted average
       common shares
       outstanding          22,138,273  20,099,154  22,298,493  20,089,586
                            ==========  ==========  ==========  ==========

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Six Months Ended June 30, 1997 and 1996
     (unaudited)

                                                1997          1996
                                                -----------   -----------
     Cash Flows from Operating Activities:
     Net loss                                   $  (888,618)  $  (693,360)
     Adjustments to reconcile net loss to net
       cash used by operating activities:
         Depreciation                                23,271        17,547
         Accretion of discount on held-to-
           maturity securities                     (108,724)     (212,482)
         Foreign currency loss                       20,299       127,584
         Minority interest in net gain (loss)
           of consolidated subsidiaries               3,860        (3,044)
         Gain on sale of available-for-sale
           securities                                     -       (86,286)
         Changes in current assets and
           liabilities:
             Net decrease in current assets          19,309       197,605
             Net increase in current
               liabilities                          734,564       802,737
                                                -----------   -----------
                 Net cash provided (used)
                   by operating activities         (196,039)      150,301
                                                -----------   -----------
     Cash Flows from Investing Activities:
     Proceeds from maturities of held-to-
       maturity securities                        8,550,000    10,665,000
     Purchase of held-to-maturity securities    (12,999,375)   (8,604,560)
     Purchase of property, plant and equipment   (5,273,552)   (3,436,388)
     Proceeds from sale of available-for-sale
       securities                                         -       123,936
     Other                                         (470,716)     (174,909)
                                                -----------   -----------
                 Net cash used by investing
                   activities                   (10,193,643)   (1,426,921)
                                                -----------   -----------
     Cash Flows from Financing Activities:
     Proceeds from issuance of common shares        724,499       790,088
                                                -----------   -----------
                 Net cash provided by
                   financing activities             724,499       790,088
                                                -----------   -----------
     Change in Cash and Cash Equivalents:
     Net decrease in cash and cash equivalents   (9,665,183)     (486,532)
     Cash and cash equivalents - beginning
       of period                                 30,329,024    10,095,616
                                                -----------   -----------
     Cash and cash equivalents - end of period  $20,663,841   $ 9,609,084
                                                ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1997


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

     FINANCIAL INFORMATION. The December 31, 1996 balance sheet has been derived from the Company's 1996 audited consolidated financial statements. The notes to the consolidated financial statements as of December 31, 1996 as set forth in the Company's 1996 Form 10-K, substantially apply to these interim financial statements at June 30, 1997 and are not repeated here. The financial information given in the accompanying unaudited financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation for the periods reported.

     CONSOLIDATED FINANCIAL STATEMENTS. The Company's operations in Venezuela are conducted through subsidiary corporations. The consolidated financial statements include the accounts of the Company, three Venezuelan subsidiaries, Gold Reserve de Venezuela, C.A. (GLDRV), Compania Aurifera Brisas del Cuyuni, C.A. (Brisas), Compania Minera Unicornio, C.A. (Unicorn), two domestic majority-owned subsidiaries, Great Basin Energies, Inc. (Great Basin) and MegaGold Corporation (MegaGold) and seven Aruban subsidiaries which were formed to hold the Company's interest in its foreign subsidiaries or for future transactions. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's policy is to consolidate those subsidiaries where majority control exists and is other than temporary. Certain reclassifications of the 1996 consolidated financial statement balances have been made to conform with the 1997 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1997

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information presented in this quarterly report includes both historical information and forward-looking information or statements, as defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). Examples of the latter include, without limitation, statements regarding potential mineralization, exploration results, and future plans and objectives of the Company, all of which involve risks and uncertainties. In accordance with the Act, the Company cautions that there can be no assurance that such statements will prove to be accurate, and actual results and future events could differ materially from those anticipated in such statements. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed under the heading "Risk Factors" and elsewhere in documents filed from time to time with the United States Securities and Exchange Commission. All subsequent written and oral forward-looking statements attributable to Gold Reserve or persons acting on its behalf are expressly qualified in their entirety by this notice.

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

     BRISAS PROPERTY OWNERSHIP. The Company, through its wholly-owned Venezuelan subsidiary, currently holds the mining title to the Brisas alluvial gold concession which includes approximately 10% of the known mineralization on the Brisas property. In addition, the Venezuelan subsidiary has submitted applications for mining rights to the Venezuelan Ministry of Energy and Mines ("MEM") for other mineralization and areas identified as the Brisas property. In particular, an application for the mining title for gold, copper and molybdenum contained in the hardrock or veta (vein) beneath the near-

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1997

     surface alluvial gold concession, representing approximately 90% of the known mineralization on the Brisas property, is currently in the final stages of issuance by MEM. The Company has been advised by MEM that it has met all of the requirements to obtain the hardrock mining title which is expected to be issued during 1997. While management is not aware of any fact or circumstance that would prevent MEM from granting the mining title to the Company, the process of obtaining a mining title (concession) in Venezuela is lengthy and bureaucratically complex and, as a result, the Company cannot predict with certainty when the title will be formally granted.

     BRISAS GOLD/COPPER MINERALIZED DEPOSIT. Extensive exploration and development work, which has been on-going on the property since 1992, has confirmed a gold and copper deposit of 7.3 million ounces of gold and approximately 950 million pounds of copper. Drilling results indicate the Brisas gold/copper mineralization is comprised of a northern area characterized as a gold/copper deposit and a southern area characterized as primarily a gold deposit as shown in the following table:

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1997

                                    Copper                   Gold and Gold Equivalent (1)
                                    ----------------------   ---------------------------------
                        Gold                    Gold                       Avg.Grade/Tonne
            Tonnes      Ounces      Pounds      Equiv. Ozs.  Ounces        -------------------
     Area   (millions)  (millions)  (millions)  (millions)   (millions)    (grams)    (ounces)
     -----  ----------  ----------  ----------  ----------   ----------    -------    --------

     North       149.5        3.14         835         2.4         5.54       1.18       0.038
     South       108.7        4.16         115         0.3         4.46       1.29       0.041
            ----------  ----------  ----------  ----------   ----------    -------    --------

     Total      258.2         7.30         950         2.7        10.00       1.23       0.040
            ==========  ==========  ==========  ==========   ==========    =======    ========

     (1) Gold Equivalent Cutoff (.5 grams/tonne using $350/ ounce gold and
         $1/pound copper)

     One troy ounce of gold = 31.1034 grams of gold

     The mineralized deposit is comprised of a large lower-grade area with higher-grade mineralization in certain areas and is over 1900 meters in length and from 500 to 900 meters in width. The current deposit consists of 258 million tonnes with an average grade of 0.88 grams (0.028 ounces) per tonne gold and 0.17% copper and is defined by the results of approximately 621 drill-holes totaling over 130,000 meters. Drill spacing of the mineralized deposit is generally 50 meters throughout the significantly mineralized trend, with 25 meters in selected areas. The Brisas Gold/Copper mineralized deposit is on

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1997

     strike and contiguous with the Placer Dome/Corporacion Venezolana de Guayana ("CVG") Las Cristinas deposit to the north. Placer Dome/CVG has announced a mineable reserve on its Las Cristinas property of more than 9 million ounces of gold.

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

     1997 BRISAS PROPERTY WORKPLAN. During the second quarter of 1997, the Company completed a drill program of approximately 25,000 meters of exploration and development drill holes. The drill-hole database was revised and an update of the mineralized deposit, which now totals 7.3 million ounces of gold and 950 million pounds of copper, was announced in June. In July 1997, the Company finalized its selection of an independent engineering firm to complete the Brisas feasibility study. Management expects that the engineering firm will complete a pre-feasibility study during the fourth quarter of 1997 and deliver the final feasibility study during the first half of 1998. In addition, the Company commissioned an independent audit of its drilling, sampling and assay procedures. Although the final report by the consultant has not yet been completed, the independent consultant has preliminarily confirmed that the Company's data collection procedures meet or exceed industry standards.

     During the second half of 1997, the Company plans to drill 6,000 to 10,000 meters of exploration and condemnation drill holes. Exploration drilling will primarily be to the south and southeast of the current delineated mineralized deposit. In addition to the exploration and condemnation drilling, other activities will include permitting, administration and the necessary work required to complete the Brisas feasibility study. Various permitting required for the Brisas property is ongoing and approval from MEM and the Ministry of Ambiente (Environment) is expected to occur throughout 1998. Construction is estimated to take approximately 18 months, with commissioning and achievement of commercial production estimated to be completed during 2000.

     The recovery plant is expected to be a conventional, gravity/ flotation/cyanidation facility with recovery rates for gold of 80%-85% and copper of 70%-85%. Mining is to be completed using open-pit mining methods. Final plant design, costs and construction schedules are

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1997

     contingent upon, among other things, the timing of the issuance of the mining title to the hardrock or veta material beneath the Brisas alluvial gold concession, results of future drilling, completion of a bankable feasibility study including the establishment of proven and probable reserves and obtaining the appropriate environmental and operating permits.

     VENEZUELA. All of the Company's mining assets are presently concentrated in Venezuela. Inflation, other economic conditions and political and social turmoil have occurred in the past and may continue in the future. Past economic, political and social conditions have not adversely affected the Company's operations in Venezuela to-date. Nevertheless, whether and to what extent current or future economic, regulatory or political and social conditions may affect the Company in the future cannot be predicted.

     LIQUIDITY AND CAPITAL RESOURCES

     INVESTING. During the three and six months ended June 30, 1997, the Company expended approximately $3.0 and $5.5 million respectively, for exploration and development of the Brisas August 5, 1997property. Over these same periods, approximately 80 and 135 diamond drill holes were completed for a total of 25,000 and 43,000 meters, respectively. As of June 30, 1997, the Company had completed approximately 735 diamond and auger drill holes (including 621 which define the current mineralized deposit) approximating 135,000 meters and had expended approximately $57 million associated with the Brisas property. The amounts expended on the Brisas property are comprised of acquisition costs, capitalized exploration and development costs and equipment expenditures of $34.5 million and litigation settlement costs of $22.5 million which were expensed in 1994. Amounts recorded as property, plant and equipment (capitalized exploration and development costs) include all costs associated with the Brisas property, including personnel and related administrative expenditures incurred in Venezuela, drilling and related exploration costs, capitalized interest expenses and general support costs related to the Brisas property.

     The estimated development budget for the remainder of 1997 is approximately $3.3 million. The Company's preliminary estimate of future capital costs associated with the Brisas property, assuming a twenty to twenty-five thousand tonne per day plant, is approximately $150 million ($120 million for the plant and an additional $30 million estimated for ancillary facilities, mining equipment and working capital). The feasibility study will address the implementation of both a twenty- to twenty-five thousand and a forty thousand tonne per day plant. The ultimate design and capacity of the plant, however, is still under consideration and is subject to the results of the final feasibility study.

     In addition to investment in property, plant and equipment, the Company increased its net investment in held-to-maturity securities, by approximately $4.5 million during the six months ended June 30, 1997. Investments in property, plant and equipment and held-to-

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1997

     maturity securities accounted for the majority of the reduction in cash and cash equivalents for the six month period ended June 30, 1997.

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

     As of July 31, 1997, the Company held approximately $33 million in cash and current and long-term held-to-maturity securities. The timing and extent of additional financing options pursued by the Company will depend on a number of important factors, including the results of further exploration and development activities on the Brisas property, the timing of the issuance of the mining title or concession to the hardrock or veta mineralization located beneath the Brisas alluvial concession, management's assessment of the financial markets, the acquisition of additional properties or projects and the overall capital requirements of the consolidated group. At this time, management anticipates that its current cash and investment position is adequate to cover estimated operational and capital expenditures associated with the exploration and development of the Brisas property into 1998.

     RESULTS OF OPERATIONS

     JUNE 30, 1997 COMPARED TO JUNE 30, 1996. Consolidated net loss for the three and six months ended June 30, 1997 amounted to $236,898 and $888,618 or $0.01 and $0.04 per share respectively, compared to consolidated net loss of $51,089 and $693,360 or NIL and $0.03 per share respectively, for the same periods in 1996. Other income for the current six month period increased over the comparable period in 1996 due to increased interest income from higher average levels of invested cash and decreased foreign currency loss due to less depreciation of the Venezuelan currency, partially offset by a decrease in gains from sales of available-for-sale securities. Other income for the three months ended June 30, 1997 increased over the comparable period in 1996 due to increased interest income partially offset by a decrease in foreign currency gain. Operating expenses during the three and six months ended June 30, 1997 increased from the comparable periods in 1996 due to increases in general and

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1997

     administrative expenses, directors' and officers' compensation and legal and accounting expense. The principal reason for the increase in operating expenses is the increased expense associated with the addition of several new Company executives during the first quarter of 1997.

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

     PART II  -  OTHER INFORMATION

     Item 1. NOT APPLICABLE.

     Item 2. CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS.
     At the 1997 annual meeting of shareholders a "Shareholder Rights Plan" was voted upon and approved. The Rights Plan is intended to give adequate time for shareholders of the Company to properly assess the merits of a take-over bid without pressure and to allow competing bids to emerge. The Rights Plan is designed to give the board of directors time to consider alternatives to allow shareholders to receive full and fair value for their common shares. One right is issued in respect to each outstanding share. The rights become exercisable only when a person, including any party related to it or acting jointly with it, acquires or announces its intention to acquire 20 percent or more of the Company's outstanding shares without complying with the "permitted bid" provisions of the Rights Plan. Each right would, on exercise, entitle the holder, other than the acquiring person and related persons, to purchase common shares of the Company at a 50% discount to the market price at the time.

     Item 3. NOT APPLICABLE.

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The Annual meeting of Security Holders was held on Thursday, June 5, 1997 in Spokane, Washington. Matters 1 through 8 below were submitted to a vote. Matter 1 and matters 4 through 8 required the affirmative vote of a majority of the shares present at the annual meeting, in person or by proxy, and were all approved. Matter 2 required the affirmative vote, in person or by proxy, of the holders of a majority of the shares of common stock outstanding as of the record date and was not approved. Matter 3 required the affirmative vote, in person or by proxy, of the holders of two-thirds of the shares of common stock outstanding as of the record date and was not approved.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1997


     1.  Election of Directors:

         Nominee                 For           Against      Abstain
         --------------------    ----------    ---------    -------
         Rockne J. Timm          11,035,898        2,895    438,826
         A. Douglas Belanger     11,035,898        2,895    438,826
         James P. Geyer          11,034,898        2,895    439,826
         Jean Charles Potvin     11,034,898        2,895    439,826
         Patrick D. McChesney    11,034,898        2,895    439,826
         James H. Coleman        11,034,898        2,895    439,826
         Chris D. Mikkelsen      11,034,898        2,895    439,826

     2. Amendment to the Articles of Incorporation to reduce the quorum required at shareholder meetings from a majority of all outstanding shares to one-third of all outstanding shares:

                                 For           Against      Abstain
                                 ----------    ---------    -------
                                 10,034,416      544,227    553,887

     3. Amendment to the Articles of Incorporation to reduce the number of votes necessary to approve a merger, share exchange, dissolution or sale of the Company's assets out of the ordinary course of business from two-thirds of the outstanding shares entitled to vote, to a majority of the shares entitled to vote:

                                 For           Against      Abstain
                                 ----------    ---------    -------
                                  9,977,520      491,071    562,170

     4. Amendment to the Articles of Incorporation increasing the number of authorized shares of capital stock from a total of 50,000,000 shares, to a total of 500,000,000 shares, of which 20,000,000 shares will be designated preferred stock:

                                 For           Against      Abstain
                                 ----------    ---------    -------
                                  9,544,499    1,015,025    452,006

     5.  Approval of the Company's Shareholder Rights Plan:

                                 For           Against      Abstain
                                 ----------    ---------    -------
                                  9,472,395    1,492,264     66,102

     6.  Approval of the Company's 1997 Equity Incentive Plan:

                                 For           Against      Abstain
                                 ----------    ---------    -------
                                  9,430,242      309,343    483,932

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     June 30, 1997

     7. Approval of the purchase of common stock by the combined 401(k) Salary Reduction Plan and Employee Stock Ownership Plan:

                                 For           Against      Abstain
                                 ----------    -------      -------
                                  9,666,409       78,720    478,388

     8. Ratification of Coopers & Lybrand L.L.P. as the Company's independent auditor for the year ending December 31, 1997 and any interim period:

                                 For           Against      Abstain
                                 ----------    ---------    -------
                                 11,037,436       12,539    427,644

     Item 5. NOT APPLICABLE.

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

             a)  Exhibit 27 - Financial Data Schedule
             b) There were no reports on Form 8-K for the quarter ended June 30, 1997

     SIGNATURE.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GOLD RESERVE CORPORATION

                                 By:  s/ Robert A. McGuinness
                                 ----------------------------
                                      Vice President - Finance
                                      Chief Financial Officer
                                      July 31, 1997