Form 10-Q
period 1997-09-30
GOLD RESERVE CORP
filed 1997-11-18
CIK 42119

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1997



                            GOLD RESERVE CORPORATION



     State Of Incorporation:                    Montana
     Commission File Number:                    1-8372
     IRS Employer Identification No:            81-0266636

     Address Of Principal Executive Offices:    601 West Riverside
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]

     The number of shares of common stock outstanding at October 31, 1997 was 22,908,143.

     This Quarterly Report on Form 10-Q has 15 pages.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS
     September 30, 1997 and December 31, 1996
     (unaudited)


                                                September 30,  December 31,
                                                    1997           1996
                                                -------------  ------------
                   ASSETS

     Current assets:
       Cash and cash equivalents                 $14,204,661   $30,329,024
     Investments:
       Held-to-maturity securities                 8,095,748     8,442,492
       Accrued interest on investments               134,136       143,580
     Deposits, advances and other                    441,056       528,458
     Litigation settlement held in escrow          4,500,000     4,500,000
                                                 -----------   -----------
         Total current assets                     27,375,601    43,943,554

     Property, plant and equipment, net           36,612,659    29,097,305
     Investments:
       Available-for-sale securities                 137,504       119,504
       Held-to-maturity securities                 8,507,162
     Other                                         1,302,771       611,204
                                                 -----------   -----------
         Total assets                            $73,935,697   $73,771,567
                                                 ===========   ===========

     LIABILITIES

     Current Liabilities:
       Litigation settlement payable             $ 4,500,000   $ 4,500,000
       Accounts payable and accrued expenses         999,394       938,892
       Note payable - KSOP                           622,860       186,708
                                                 -----------   -----------
         Total current liabilities                 6,122,254     5,625,600

     Minority interest in consolidated
       subsidiaries                                  966,237       952,571
                                                 -----------   -----------
         Total liabilities                         7,088,491     6,578,171
                                                 -----------   -----------
     Commitments and contingencies

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     September 30, 1997 and December 31, 1996
     (unaudited)


                                                September 30,  December 31,
                                                    1997           1996
                                                -------------  ------------

     SHAREHOLDERS' EQUITY

     Serial preferred stock, without par
       value
         Authorized:  1997... 20,000,000;
                      1996... 10,000,000
         Issued:      none
     Common stock, without par value
       Authorized:    1997..480,000,000;
                      1996... 40,000,000
       Issued:        1997... 22,897,142;
                      1996... 22,703,811
       Outstanding:   1997... 22,416,098;
                      1996... 22,222,767         102,189,079   100,952,778
     Less, common stock held by affiliates        (1,428,565)   (1,428,565)
     Unrealized gain on available-for-sale
       securities                                     20,750         2,750
     Accumulated deficit                         (33,311,198)  (32,146,859)
     KSOP debt guarantee                            (622,860)     (186,708)
                                                 -----------   -----------
           Total shareholders' equity             66,847,206    67,193,396
                                                 -----------   -----------

           Total liabilities and stockholders'
             equity                              $73,935,697   $73,771,567
                                                 ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three and Nine Months Ended September 30, 1997 and 1996
     (unaudited)

                                      Three Months Ended            Nine Months Ended
                                      September 30,                 September 30,
                                      --------------------------    --------------------------
                                      1997           1996           1997           1996
                                      -----------    -----------    -----------    -----------
      Other Income:
        Interest                      $   483,917    $   387,804    $ 1,451,646    $   965,385
        Foreign currency loss             (26,576)       (13,094)       (46,875)      (140,678)
        Gain on sale of available-
           for-sale securities                  -              -              -         87,661
                                      -----------    -----------    -----------    -----------
                                          457,341        374,710      1,404,771        912,368
                                      -----------    -----------    -----------    -----------
      Expenses:
        General and administrative        284,085        189,452      1,236,224        824,101
        Directors' and officers'
           compensation                   357,800        129,300      1,008,829        532,300
        Legal and accounting               63,025        239,932        259,751        412,664
        Depreciation                       11,918         10,575         35,189         28,122
        Minority interest in net
           gain (loss) of consoli-
           dated subsidiaries               9,806         (1,990)        13,666         (5,034)
        Interest expense, net of
           amount capitalized               6,428          2,290         15,451          8,424
                                      -----------    -----------    -----------    -----------
                                          733,062        569,559      2,569,110      1,800,577
                                      -----------    -----------    -----------    -----------
      Net loss                        $  (275,721)   $  (194,849)   $(1,164,339)   $  (888,209)
                                      ===========    ===========    ===========    ===========
      Net loss per share              $     (0.01)   $     (0.01)   $     (0.05)   $     (0.04)
                                      ===========    ===========    ===========    ===========
      Weighted average common shares
        outstanding                    22,365,929     21,009,877     22,321,181     20,399,911
                                      ===========    ===========    ===========    ===========


      The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Nine Months Ended September 30, 1997 and 1996
     (unaudited)

                                                                 1997           1996
                                                              -----------    -----------
      Cash Flows from Operating Activities:
        Net loss                                              $(1,164,339)   $  (888,209)
        Adjustments to reconcile net loss to net cash
          used by operating activities:
            Depreciation                                           35,189         28,122
            Accretion of discount on held-to-maturity
              securities                                         (158,672)      (299,716)
            Foreign currency loss                                  46,875        140,678
            Minority interest in net gain (loss) of
              consolidated subsidiaries                            13,666         (5,034)
            Gain on sale of available-for-sale
              securities                                                         (87,661)
            Changes in current assets and liabilities:
              Net decrease (increase) in current assets            96,846        (56,723)
              Net increase in current liabilities                  60,502        973,333
                                                              -----------    -----------
                Net cash used by operating activities          (1,069,933)      (195,210)
                                                              -----------    -----------
      Cash Flows from Investing Activities:
        Proceeds from maturities of held-to-maturity
          securities                                           12,550,000     19,495,000
        Purchase of held-to-maturity securities               (20,551,746)   (12,962,474)
        Purchase of property, plant and equipment              (7,597,418)    (5,235,994)
        Proceeds from sale of available-for-sale
          securities                                                             125,311
        Other                                                    (691,567)      (291,187)
                                                              -----------    -----------
                                                              (16,290,731)     1,130,656
                                                              -----------    -----------
                Net cash provided (used) by investing
                  activities                                  (16,290,731)     1,130,656
                                                              -----------    -----------
      Cash Flows from Financing Activities:
        Proceeds from issuance of common shares                 1,236,301     20,248,567
                                                              -----------    -----------
                Net cash provided by financing activities       1,236,301     20,248,567
                                                              -----------    -----------
      Change in Cash and Cash Equivalents:
        Net increase (decrease) in cash and cash
          equivalents                                         (16,124,363)    21,184,013
        Cash and cash equivalents - beginning of period        30,329,024     10,095,616
                                                              -----------    -----------
      Cash and cash equivalents - end of period               $14,204,661    $31,279,629
                                                              ===========    ===========

      The accompanying notes are an integral part of the consolidated financial statements.

     THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------
     THE COMPANY. Gold Reserve Corporation is an exploration-stage mining company incorporated in the state of Montana in 1956 for the purpose of acquiring, exploring and developing mining properties, and placing them into production. The Company's principal asset is the Brisas property, a gold/copper mineralized deposit located in southeastern Venezuela and currently the subject of an exploration and development program. A number of significant events must occur before commercial production on the Brisas property can begin, including obtaining the mining title to the hardrock mineralization, the establishment of proven and probable reserves, financing of anticipated mine development costs and the procurement of all necessary regulatory permits and approvals.

     The Company's growth strategy is to develop proven and probable reserves as well as mining and process operations by the successful development of proven and probable mining reserves at its Brisas property and making selective property or corporate acquisitions.

     FINANCIAL INFORMATION. The December 31, 1996 balance sheet has been derived from the Company's 1996 audited consolidated financial statements. The notes to the consolidated financial statements as of December 31, 1996 as set forth in the Company's 1996 Form 10-K, substantially apply to these interim financial statements at September 30, 1997 and are not repeated here. The financial information given in the accompanying unaudited financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation for the periods reported.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     ---------------------------------------------------------------
     The information presented in this quarterly report includes both historical information and forward-looking information or statements, as defined by the Private Securities Litigation Reform Act of 1995 (the "Act"). In accordance with the provisions of the Act, the Company cautions that important factors could cause actual results to differ materially from those in the forward-looking statements. Such factors include the Company's concentration of operations and assets other than cash and investments in Venezuela, regulatory risks (such as obtaining the veta or hardrock concession or obtaining approval of environmental compliance plans), the political and economic risks associated with operations in Venezuela, the anticipated future development costs for the Company's Brisas property, the risk that actual reserve estimates may vary considerably from mineralized deposit estimates presently made, the impact of metals prices and metal production volatility, the dependence upon the abilities and continued participation of certain key employees of the Company, and the risks normally incident to the operation and development of mining properties. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed under the heading "Risk Factors" and elsewhere in documents filed from time to time with the SEC. Prospective investors are cautioned not to put undue reliance on forward-looking statements, and should not infer that there has been no change in the affairs of the Company since the date of this quarterly report that would warrant any modification of any forward-looking statement made in this quarterly report. All subsequent written and oral forward-looking statements attributable to Gold Reserve or persons acting on its behalf are expressly qualified in their entirety by this notice. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

     BRISAS PROPERTY OWNERSHIP. The Company, through its wholly owned Brisas subsidiary, holds the mining title to the Brisas alluvial gold concession which includes approximately 8% of the known mineralized material on the Brisas property. In addition, the Company has submitted an application to the Venezuelan Ministry of Energy and Mines ("MEM") for the mining title for gold, copper and molybdenum contained in the hardrock or veta (vein) beneath the near-surface alluvial gold concession, which represents approximately 92% of the known mineralized material on the Brisas property. The process of obtaining a mining title in Venezuela is lengthy and bureaucratically complex and generally takes three to five years. In the Company's case, this process has been ongoing for more than four years.

     The Brisas Property is located within the Imataca Forest Reserve, a
     3.7 million hectare (14,286 square miles) area located in Bolivar State in eastern Venezuela, and more particularly, in the southwestern portion of the Imataca Reserve, within a triangular area that was set aside for mining in 1986 by Presidential Decree 1046. In May 1997, Presidential Decree 1850 was approved and became law; the decree significantly expanded the area within the Imataca Forest Reserve deemed suitable for mining and related development activities, and gave authority to Ministry of Environmental and Renewable Natural Resources ("MARNR") to issue environmental permits to the holders of mining rights in the area.

     Motions to vacate Decree 1850 on constitutional grounds were filed with the Venezuelan Supreme Court in July and August of 1997 on behalf of native Indians and others, who were later joined by the Venezuelan Congress and the country's solicitor general. The motions contend that the granting of mining concessions in the Imataca Reserve is inconsistent with forestry and other environmental policies established for the area.

     On October 21, 1997 the Company was advised by MEM officials that the environmental permit allowing it to occupy the property for mining purposes had been granted by the Venezuelan Forestry Service, or SEFORVEN, and that this permit had been forwarded to the MEM for processing, in conjunction with the expected grant of the mining concession to the hardrock or veta mineralization. On October 29, 1997, however, three governmental agencies assisting with mining development in the country, MEM, MARNR and the Ministry of Coordination and Planning agreed to temporarily suspend the issuance of new mining concessions in the Imataca Reserve, pending review by the Venezuelan Supreme Court of constitutional challenges to Presidential Decree 1850.

     On November 13, 1997, the Venezuelan Supreme Court issued a preliminary decision prohibiting the MEM from processing new mining concessions in the Imataca Forest Reserve under Decree 1850. A definitive ruling from the Court as to the merits of the constitutional challenge to the decree is not expected for three to four months.

     Based on the interpretation it has received from its Venezuelan attorneys, management believes the preliminary ruling does not affect the Brisas alluvual gold concession nor does it prohibit or limit MEM's descretion to grant new concessions in the Imataca Reserve, such as the Company's hardrock or vein concession, under other decrees or regulations preceeding Decree 1850.

     The Company has taken steps to review its activities associated with the development of the Brisas Property in light of the delay caused by the Supreme Court's preliminary decision and pending the definitive ruling. The Company cannot predict whether the challenge to Decree 1850 will be successful, and, if so, whether the Court would seek to restrict mining activities previously authorized by prior decrees or regulations, or impose conditions on future activities with additional regulations. Future restrictions imposed by the Court or additional regulations could cause the Company to delay efforts to further explore and develop the Brisas Property or significantly impede such efforts. The Company has expended approximately $60 million dollars on the Brisas Property since August of 1992, of which approximately $38 million has been capitalized and approximate $22 million related to litigation settlement costs has been expensed.

     BRISAS GOLD/COPPER MINERALIZED DEPOSIT. The Brisas gold/copper mineralized deposit does not yet qualify as a commercially mineable ore body under standards promulgated by the U.S. Securities and Exchange Commission and may so qualify only after a positive comprehensive economic, technical and legal feasibility study has been completed. A number of significant events, in addition to the establishment of proven and probable reserves, must occur before commercial production on the Brisas property can begin obtaining the mining title to the hardrock mineralization, financing of anticipated mine development costs and the procurement of all necessary regulatory permits and approvals.

     Extensive exploration and development work, which has been on going on the property since 1992, has confirmed a gold and copper mineralized deposit of 7.3 million ounces of gold and approximately 950 million pounds of copper. Drilling results indicate the Brisas gold/copper mineralization is comprised of a northern area characterized by gold and copper and a southern area characterized primarily by gold as shown in the following table:

                                    Copper                   Gold and Gold Equivalent (1)
                                    ----------------------   ---------------------------------
                        Gold                    Gold                       Avg. Grade/Tonne
            Tonnes      Ounces      Pounds      Equiv. Ozs.  Ounces        -------------------
     Area   (millions)  (millions)  (millions)  (millions)   (millions)    (grams)    (ounces)
     -----  ----------  ----------  ----------  ----------   ----------    -------    --------

     North       149.5        3.14         835          2.4        5.54       1.16    0.037 gold equivalent
     South       108.7        4.16         115          0.3        4.46       1.19    0.038 gold only
            ----------  ----------  ----------  ----------   ----------    -------    -----
     Total       258.2        7.30         950         2.7        10.00       1.20    0.039 gold equivalent
            ==========  ==========  ==========  ==========   ==========    =======    =====

     (1) Gold Equivalent Cutoff (.5 grams/tonne using $350/ounce gold and
         $1/pound copper)
     One troy ounce of gold = 31.1034 grams of gold

     The mineralized deposit is comprised of a large lower grade area with higher-grade mineralization in certain areas and is over 1900 meters in length and from 500 to 900 meters in width. The current deposit consists of 258 million tonnes with an overall average grade of 0.88 grams (0.028 ounces) per tonne gold and 0.16 % copper and is defined by the results of approximately 621 drill-holes totaling over 130,000 meters. Drill spacing of the mineralized deposit is generally 50 meters throughout the significantly mineralized trend, with 25 meters in selected areas. The Brisas Gold/Copper mineralized deposit is on strike and contiguous with the Placer Dome/Corporacion Venezolana de Guayana ("CVG") Las Cristinas deposit to the north. Placer Dome/CVG has announced a mineable reserve on its Las Cristinas property of approximately 12 million ounces of gold.

     Most recently, the Company announced that a zone of copper/gold mineralization has been identified directly below the center of the main Brisas gold/copper mineralized zone. This new zone (located between 2500N and 2900N) has a strike length of 400 meters and is 50 to 70 meters thick and is open in the down-dip direction. It is characterized as having generally low gold grades with copper grades more than twice the average grade of the overall Brisas mineralized deposit. This deeper copper/gold zone was identified during previous wide-spaced drilling while more recent drilling has successfully determined the continuity of the zone. Based on preliminary pit design, this zone of mineralized material appears to be economic and could extend the mine life by 1 to 2 additional years if found to be feasible.

     BRISAS PROPERTY WORKPLAN. During the third quarter of 1997, the Company drilled approximately 18,000 meters of exploration and condemnation drill holes. In July 1997, the Company selected JE MinCorp, an independent engineering firm, to complete the Brisas feasibility study. In addition, an independent audit of the Company's drilling, sampling and assay procedures by Behre Dolbear confirmed that the Company's drilling data meets or exceed industry standards.

     Management expects that JE MinCorp will complete a pre-feasibility study during the fourth quarter of 1997 and deliver the final feasibility study during the first half of 1998. Future activities will include permitting, administration and the necessary work required to complete the Brisas feasibility study. Various permitting required for the Brisas property is ongoing and approval from MEM and the Ministry of Environment and Renewable Natural Resources ("MARNR") is expected to occur throughout 1998 and 1999. Behre Dolbear has also been engaged to complete an audit of the mineable ore reserve for inclusion in the final feasibility study.

     The Brisas project is a large, low-grade gold/copper ore body of such size that the Company intends to use the economics of scale that would result in the most profitable mining and milling operations possible. Some of the largest mining and milling equipment available will be utilized to move and process high volumes of ore. In addition, the process plant will utilize low cost methods of gravity separation and flotation for metal recovery. Gold production is expected to account for 70-80% of total revenues and range from 200,000 to 400,000 ounces per year depending on annual production rates and ore feed grades to the process plant.

     The projected ore-body consists of several different ore material types, which are the saprolites, weathered rock and hard rock. The saprolites consist of approximately eight percent of the mineralized material and are contained in the top 30-50 meters of the deposit. Each ore type has different physical, chemical and metallurgical response characteristics and as a result, the process plant will be designed to accommodate a blend of ore types that come from the pit to maximize recovery while minimizing capital expenditures. During the early years of production, saprolite ores (both oxide and sulfide) will be treated in addition to the hard rock ores. Later, the feed will consist almost exclusively of the hard rock type ores. As a result of the different characteristics of the two rock types, the crushing and material handling sections of the plant will be divided into two separate systems.

     Upon completion of a positive feasibility study in 1998, a formal decision will be made to begin construction. The current development plans call for continuation of detailed engineering in the latter half of 1998, with the commencement of construction in late 1998. Allowing for a normal 18-month construction period, metal production should take place by the middle of the year 2000.

     The timing and extent of future activities associated with the development of the Brisas property, including final plant design, costs and construction schedules are contingent upon, among other things, the timing of the issuance of the mining title to the hardrock or veta material beneath the Brisas alluvial gold concession (see Brisas Property Ownership), completion of a bankable feasibility study, obtaining the appropriate environmental and operating permits, the price of gold and the availability of future sources of financing.

     VENEZUELA. All of the Company's mining assets are presently concentrated in Venezuela. Inflation, other negative economic conditions and political and social turmoil have occurred in the past and may continue in the future. Past economic, political and social conditions have not adversely affected the Company's operations in Venezuela to-date. Nevertheless, whether and to what extent current or future economic, regulatory or political and social conditions may affect the Company in the future cannot be predicted.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     INVESTING. During the three and nine months ended September 30, 1997, the Company expended approximately $2.0 and $7.6 million respectively, for exploration and development of the Brisas property. Over these same periods, approximately 65 and 200 diamond drill holes were completed for a total of 18,000 and 61,000 meters, respectively. As of September 30, 1997, the Company had completed approximately 738 drill holes (including 621 which define the current mineralized deposit) approximating 154,000 meters and had expended approximately $59 million associated with the Brisas property. The amounts expended on the Brisas property are comprised of acquisition costs, capitalized exploration and development costs and equipment expenditures of $36.5 million and litigation settlement costs of $22.5 million which were expensed in 1994. Amounts recorded as property, plant and equipment (capitalized exploration and development costs) include all costs associated with the Brisas property, including personnel and related administrative expenditures incurred in Venezuela, drilling and related exploration costs, capitalized interest expenses and general support costs related to the Brisas property.

     The Company estimates that capital expenditures (drilling, feasibility and environmental work) for the project will total approximately $10,000,000 for the year ended December 31, 1997. Significantly more funds are expected to be expended on the property in 1998 and 1999, if the concession is developed and placed into production. During the pre-feasibility study, the Company has evaluated various mill through-put rates ranging from 25,000 to 50,000 tonnes per day. The Company's present preliminary estimate of future capital costs associated with the Brisas property, assuming a twenty-five thousand tonne per day plant and related equipment, is approximately $170 million. Capital costs associated with a fifty-thousand tonne per day plant are presently estimated to be approximately $260 million. The ultimate design and capacity of the plant, however, is still under consideration and is subject to the results of the final feasibility study. The Company's estimates of capital expenditures for the project are based upon the best information currently available and could increase or decrease depending upon a number of factors.

     In addition to investment in property, plant and equipment, the Company increased its net investment in held-to-maturity securities, by approximately $8.0 million during the nine months ended
     September 30, 1997. Investments in property, plant and equipment and held-to-maturity securities accounted for the majority of the reduction in cash and cash equivalents for the nine month period ended September 30, 1997.

     FINANCING. The Company has financed its general business and exploration and development activities in Venezuela principally from the sale of its common shares The Company has no short-term plans to issue additional common shares other than in connection with the exercise of employee common stock options. Future acquisition costs and exploration expenses, and the cost of placing the Brisas property or additional future properties into production, if warranted, are expected to be financed by a combination of the sale of additional common shares, bank borrowings or other means.

     As of October 31, 1997, the Company held approximately $30 million in cash and current and long-term held-to-maturity securities. The timing and extent of additional financing options pursued by the Company will depend on a number of important factors, including the results of further exploration and development activities on the Brisas property, the timing of the issuance of the mining title or concession to the hardrock or veta mineralization located beneath the Brisas alluvial concession, management's assessment of the financial markets, the acquisition of additional properties or projects and the overall capital requirements of the consolidated group. At this time, management anticipates that its current cash and investment position is adequate to cover estimated operational and capital expenditures associated with the exploration and development of the Brisas property into 1998.

     RESULTS OF OPERATIONS
     ---------------------
     September 30, 1997 compared to September 30, 1996. Consolidated net loss for the three and nine months ended September 30, 1997 amounted to $275,721 and $1,164,339 or $0.01 and $0.05 per share respectively, compared to consolidated net loss of $194,849 and $888,209 or $0.01 and $0.04 per share respectively, for the same periods in 1996. Other income for the current nine month period increased over the comparable period in 1996 due to increased interest income from higher average levels of invested cash and decreased foreign currency loss due to less depreciation of the Venezuelan currency, partially offset by a decrease in gains from sales of available-for-sale securities. Other income for the three months ended September 30, 1997 increased over the comparable period in 1996 due to increased interest income partially offset by an increase in foreign currency loss. Operating expenses during the three and nine months ended September 30, 1997 increased from the comparable periods in 1996 due to increases in general and administrative expenses and directors' and officers' compensation partially offset by decreases in legal and accounting expense. The principal reason for the increase in operating expenses is the increased expense associated with the addition of several new Company executives during the first quarter of 1997.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------
     In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share" was issued. SFAS 128 establishes standards for computing and presenting earnings per share (EPS) and simplifies the existing standards. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and requires restatement of all prior-period EPS data presented. The Company does not believe the application of this standard will have a material effect on the presentation of its loss per share disclosure.

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Comprehensive Income" (SFAS No. 130). SFAS No. 130 becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be included in comprehensive income in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments for an Enterprise and Related Information" (SFAS No. 131). This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe the applications of this standard will have a material effect on the presentation of its financial statements.


     PART II  OTHER INFORMATION

     Items 1-5   Not Applicable.

     Item 6      Exhibits and Reports on Form 8 K.

                 a)  Exhibit 27   Financial Data Schedule
                 b) There were no reports on Form 8 K for the quarter ended September 30, 1997

     SIGNATURE.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GOLD RESERVE CORPORATION

                                   By:  /s/ Robert A. McGuinness
                                        ----------------------------------
                                        Vice President - Finance
                                        Chief Financial Officer
                                        November 13, 1997