Form 10-K
period 1997-12-31
GOLD RESERVE CORP
filed 1998-03-19
CIK 42119

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997


                            GOLD RESERVE CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)


             Montana                   1-8372               81-0266636
     ------------------------    ------------------     -------------------
            (State of               (Commission            (IRS Employer
           incorporation)           File Number)        Identification No.)

                       601 W. Riverside Avenue, Suite 1940
                            Seafirst Financial Center
                           Spokane, Washington  99201
                                 (509) 623-1500
                       -----------------------------------
                          (Address and phone number of
                          principal executive offices)

     Securities registered pursuant to Section 12(b) of the Act:
     Common Stock, no par value per share
     (Title of each class)

                             NASDAQ Small-Cap System
                           The Toronto Stock Exchange
                      ------------------------------------
                   (Name of each exchange on which registered)

     Securities registered pursuant to section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates (persons who are neither officers, directors nor subsidiaries) of the registrant based on the closing price on the NASDAQ Small-Cap System at March 13, 1998 was $59,935,632. The total number of the registrant's shares of common stock, no par value per share ("Common Stock"), outstanding and held by non-affiliates at such date was 21,310,447.

     DOCUMENTS INCORPORATED BY REFERENCE
     -----------------------------------
     Portions of the definitive Proxy Statement for the Registrant's Annual Meeting to be held June 11, 1998, are incorporated by reference to Part III of this Annual Report on Form 10-K, which Proxy Statement will be filed within 120 days of the end of the registrant's 1997 fiscal year pursuant to Regulation 14A.

                               TABLE OF CONTENTS
                               -----------------

     FORWARD-LOOKING STATEMENTS

     Glossary of Significant Terms

     PART I
     ------
     ITEM 1.   Business Overview
               Significant Developments In 1997

     ITEM 2.   Properties
               The Brisas Property
               Venezuelan Mining, Environment and Other Matters

     ITEM 3.   Legal Proceedings

     ITEM 4.   Submission of Matters to a Vote of Security Holders


     PART II
     -------
     ITEM 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters

     ITEM 6.   Selected Financial Data

     ITEM 7.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations
               Summary
               Liquidity and Capital Resources
               Results of Operations

     ITEM 7a.  Quantitative and Qualitative Disclosures about Market Risks

     ITEM 8.   Financial Statements and Supplementary Data

     ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


     PART III
     --------
     ITEM 10.  Directors and Executive Officers of the Registrant

     ITEM 11.  Executive Compensation

     ITEM 12.  Security Ownership of Certain Beneficial Owners and
                 Management

     ITEM 13.  Certain Relationships and Related Transactions


     PART IV
     -------
     ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K
              Signatures

                           FORWARD-LOOKING STATEMENTS

     The information presented in or incorporated by reference in this Annual Report on Form 10-K includes both historical information and "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) relating to the future results of the Company (including projections and business trends), which involve risks and uncertainties. Prospective investors are cautioned not to put undue reliance on forward-looking statements, and should not infer that there has been no change in the affairs of the Company since the date of this Annual Report on Form 10-K that would warrant any modification of any forward-looking statement made in this document or other documents filed periodically with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this notice. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

     The Company cautions that numerous factors could cause actual results to differ materially from those in the forward-looking statements, including without limitation the risk that the feasibility study may conclude that development of the Brisas property would be uneconomic, actual reserve estimates may vary considerably from mineralized deposit estimates presently made, exploration and development results, the impact of metals prices and metal production volatility, the Company's concentration of operations and assets other than cash and investments in Venezuela, regulatory risks, the political and economic risks associated with international operations, the anticipated future development costs for the Company's Brisas property, the Company's dependence upon the abilities and continued participation of certain key employees of the Company, and the risks normally incident to the operation and development of mining properties. (See Item 1. Business--Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

     Glossary of Significant Terms

     Certain terms used throughout this Annual Report on Form 10-K are defined below. All currency is in U.S. Dollars unless other wise noted:

     alluvial.                1) Used to identify minerals deposited over
                              time by moving water, which are
                              unconsolidated or claylike. 2) Used to
                              describe a strata of material that
                              constitutes a concession, i.e. relating to the Brisas alluvial concession.

     andesite.                A volcanic or igneous rock of intermediate
                              composition.  It is fine grained and contains
                              55 to 60 percent silica.

     archean. An era in geologic time 3.4 billion years ago.

     assay.                   The test performed on a rock sample to
                              determine its mineral content

     auger hole.              Drilling with a bit that breaks rock into
                              chips rather than core. The rock chips are forced to the surface for examination using water or compressed air. Typically faster and cheaper than core drilling.

     ball mill.               A steel cylinder partially filled with steel
                              balls into which crushed ore is fed. The ball mill is rotated, causing the balls to cascade and grind the ore.

     batholith.               A large intrusion of igneous rock with a
                              surface area greater than 100 square
                              kilometers.

     bolivar. The basic monetary unit of the Republic of Venezuela. As of March 1, 1998, 517 bolivares equaled approximately one U.S. Dollar.

     breccia. A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

     Brisas. Compania Aurifera Brisas del Cuyuni, C.A., a Venezuelan corporation and the subsidiary of the Company that owns the Brisas property.

     Brisas alluvial          The mining title granted to Brisas in 1988
     concession.              by the MEM to explore and commercially
                              develop gold contained in alluvial material on property.

     Brisas hardrock          The mining title granted to Brisas by the MEM
     concession.              to explore and commercially develop and mine
                              gold, copper and molybdenum contained in the veta or vein material on the Company's Brisas property.

     Brisas property.         The Brisas alluvial concession, the Brisas
                              hardrock concession, other applications for mineralization in the material contained in the alluvial concession (primarily nominal values of copper and silver) and other mineralization (primarily gold, copper and molybdenum) on small land parcels contiguous to the existing alluvial and hardrock concessions.

     commercially mineable    A mineral deposit that contains ore reserves
     ore body.                (see reserve) that can be economically mined
                              at current metal prices.

     concentrate.             A finely ground product of the milling
                              process, containing a high percentage of valuable metal, which is sent to a smelter for further processing.

     concession.              A privilege, license or mining title granted,
                              in the case of the Company, by the MEM, to explore and, if warranted, produce minerals from a specified property.

     core. The long cylindrical piece of rock, in varying diameters, brought to surface by core or diamond drilling.

     core drilling.           Drilling (also referred to as diamond
                              drilling) with a hollow bit which has a
                              diamond-cutting rim and produces a
                              cylindrical core used for geologic study and assays. Such drilling is used in exploration and development activities to determine the location, orientation and magnitude of a mineral deposit.

     Corporaci n Venezolana   A Venezuelan government-owned entity formed
     de Guayana ("CVG").      to foster industrial development and to
                              explore and develop mineral resources in the Guayana region of Venezuela including the State of Bolivar.

     cyanidation.             A method of extracting gold or silver from a
                              crushed or ground ore by dissolving it in a weak cyanide solution.

     development.             Work carried out for the purpose of opening
                              up a mineral deposit and making the actual ore extraction possible.

     development drilling.    Drilling done to more accurately measure the
                              quantity of minerals contained in a deposit after exploration drilling.

     development stage.       A period of time during the life-span of a
                              mine wherein activities related to the
                              preparation of a deposit for extraction, prior to construction, are conducted.

     diamond drill.           A rotary type of rock drill that cuts a core
                              of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

     dilution.                Rock that is, by necessity, removed along
                              with the ore in the mining process,
                              subsequently lowering the grade of the ore.

     dip. The angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.

     dore. Unparted gold and silver poured into molds when molten to form buttons or bars. Further refining is necessary to separate the gold and silver.

     drift. A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a cross-cut which crosses the rock formation.

     environmental impact     A report, compiled prior to a production
     statement.               decision that examines the effects of
                              proposed mining activities on the natural surroundings.

     exploration.             Work involved in searching for ore, usually
                              by drilling or driving a drift.

     exploration drilling.    Drilling performed in searching for ore,
                              usually by drilling or driving a drift.

     feasibility study.       An analysis and compilation of technical and
                              economic data with the objective of proving the economic and technical feasibility of the project. Prepared to support a production decision on a proposed mining and milling operation.

     flotation.               A process for concentrating minerals based on
                              the selective adhesion of certain minerals to air bubbles in a mixture of water and ground up ore. When the right chemicals are added to a frothy water bath of ore that has been ground to the consistency of talcum powder, the minerals will float to the surface. The metal rich flotation concentrate is then skimmed off the surface.

     geophysical survey.      Methods of investigating the subsurface at or
                              near the surface of the earth or airborne using the applications of physics including electric, gravimetric, magnetic, electromagnetic, seismic, and radiometric.

     gold equivalent.         Gross value of copper at a stated value per
                              pound divided by the gross price of gold at a stated value per ounce.

     Gold Reserve de          A Venezuelan corporation and an indirect
     Venezuela C.A.,          foreign subsidiary of the Company.  GLDRV was
     (GLDRV).                 organized in September 1992 to conduct
                              exploration and any future development
                              operations on the Brisas property.

     grade. The relative quantity or the percentage of ore-mineral content in an ore body, i.e. grams of gold per tonne or percent of copper per tonne.

     gravity separation.      Recovery of gold from crushed rock or gravel
                              using gold's high specific gravity to
                              separate it from the lighter material.

     Guayana Shield.          A large area of exposed basement rocks in
                              central and eastern Venezuela comprised of Archean rocks. In the area of the Brisas property, these rocks are schists and deeply weathered and kaolinized rocks.

     hardrock.                Solid rock underlying an alluvial deposit.
                              Also referred to as bedrock.

     hectare. A metric measurement of area equivalent to 10,000 square meters.

     high grade.              Rich ore.  As an adverb, it refers to
                              selective mining of the best ore in a
                              deposit.

     igneous. Rocks formed by the cooling and solidifying of magma or lava.

     Imataca Forest Reserve.  A 3.6 million hectare area of tropical forest located in the State of Bolivar in
                              southeastern Venezuela that was set aside as an environmentally protected region by the Venezuelan government in the 1960s. The Company's Brisas property is located in an area within the reserve which was previously designated for mining activities.

     intrusive.               Rock which while molten penetrated into or
                              between other rocks, but solidified before reaching the surface.

     KM 88 mining district.   An area in the State of Bolivar in
                              southeastern Venezuela containing significant alluvial and hardrock mineralized deposits.
                              The Company's Brisas property is located in this district.

     Las Cristinas.           Gold and copper properties which are north of
                              and contiguous to the Brisas property and are held by MINCA, a Venezuelan company 30% owned by CVG and 70% owned by Placer Dome, Inc.

     metamorphism.            A type of rock that has been altered by high
                              temperature and/or pressure.

     mill. A processing plant where ore is crushed and ground, usually to fine powder, and the metals are extracted by physical and/or chemical means.

     mineral. A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

     mineralization.          The presence of minerals in a specific area
                              or geological formation.

     mineralized deposit.     Material in an area which has been
                              intersected by sufficient closely-spaced drill holes or underground sampling to support tonnage and average grade(s) of metal(s) to warrant further exploration or development activities. A mineralized deposit does not qualify as a commercially mineable ore body (reserves) under standards promulgated by the U.S. Securities and Exchange Commission ("SEC") until a final, comprehensive, economic, technical and legal feasibility study based upon unit cost, grade, recoveries and other factors has been concluded.

     Ministry of Energy       Venezuelan governmental entity, which
     and Mines (MEM).         exercises supervisory jurisdiction over the
                              Brisas property and the Company's exploration and development efforts thereon.

     molybdenum.              An element (Mo), usually in the form of
                              molybdenite, primarily used in alloys and lubricants.

     monzonite.               A medium to coarse-ground intrusive rock
                              containing less than 20% quartz.

     open pit.                A mine that is entirely on surface.  Also
                              referred to as open-cut or open-cast mine.

     Precambrian.             A period in geologic time dating more than
                              570 million years ago.

     pre-feasibility study.   A preliminary analysis and compilation of
                              technical and economic data conducted to determine whether the Company should proceed with the feasibility study.

     proterozoic.             That part of the Precambrian time represented
                              by rocks in which traces of life appear or the younger part of Precambrian time.

     reclamation.             The restoration of a site after mining or
                              exploration activity is completed.

     recovery.                The percentage of valuable metal in the ore
                              that is recovered by metallurgical treatment.

     reserves.                That part of a mineral deposit which could be
                              economically and legally extracted or
                              produced at the time of determination.
                              Reserves are subcategorized as either PROVEN
                              (MEASURED) reserves, for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and geologic character is so well defined that size, shape, depth and mineral content are well-established; or PROBABLE (INDICATED) reserves, for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced, the degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

     resource.                The calculated amount of material in a
                              mineral deposit, based on limited drill
                              information.

     sample. A small portion of rock or a mineral deposit, taken so that the metal content can be determined by assaying.

     schists. A strongly foliated crystalline rock which readily splits into sheets or slabs as a result of the planar alignment of the constituent crystals.

     stock. An igneous body smaller than a batholith with a subcircular section.

     stratabound.             Used to describe mineral deposits that are
                              restricted to a small stratigraphic range in a group of strata.

     strike. The direction, or bearing from true north, of a vein or rock formation measured along a horizontal line on the surface of the vein or rock.

     strip ratio.             The tonnage of non-mineralized waste material
                              removed to allow the mining of one tonne of ore in an open pit.

     tailings.                The material removed from the milling circuit
                              after separation of the valuable metals.

     troy ounce.              Unit of weight measurement used for all
                              precious metals.  The familiar 16-ounce
                              avoirdupois pound equals 14.583 Troy ounces.

     vein.                    A sheet-like or tabular discordant
                              mineralized body formed by complete or
                              partial infilling of a fracture or fault within a rock.

     veta. 1) Used to describe veins of mineralization and/or deeper, hardrock mineralization, 2) used to describe a strata of material that constitutes a concession, i.e. relating to the Brisas hardrock concession.

     Whittle Pit.             Mathematical method for determining the
                              optimal shape for an open pit in three
                              dimensions utilizing a block model of an ore body. A Whittle pit only approximates certain aspects of open pit design and does not include final detailed design parameters.

     CONVERSION FACTORS:      1 Troy ounce = 31.1034  Grams
                              1 Tonne      =  1.1023  Short tons
                              1 Tonne      =  2204.6  Pounds
                              1 Hectare    =  2.4711  Acres
                              1 Kilometer  =  0.6214  Miles
                              1 Meter      = 3.28084  Feet

     SYMBOLS:                 Au           =  Gold
                              Cu           =  Copper
                              gpt          =  Grams per tonne

     PART I

     ITEM 1. Business
     ----------------
     Overview
     --------
     Gold Reserve Corporation (the "Company") is a mining company incorporated in the state of Montana in 1956 for the purpose of acquiring, exploring and developing mining properties and placing them into production. The Company's growth strategy is to develop proven and probable reserves as well as mining and process operations by the successful development of mineable reserves at its Brisas property and making selective property or corporate acquisitions.

     The Company's principal asset, the Brisas property, is a late exploration-stage gold and copper mineralized deposit located in the KM 88 mining district of the State of Bolivar in the southeastern part of the country of Venezuela. The Company acquired its initial interest in the Brisas property in 1992. The Company has no revenue producing mining operations at this time, and exploration and development of the Brisas property is currently the Company's sole business. Unless the context indicates otherwise, the term "Brisas property" used throughout this report includes the Brisas alluvial concession, the Brisas hardrock concession and applications for other mineralization in the alluvial material and areas contiguous to the alluvial and hardrock concessions.

     The Company believes, based on its exploration work, that the Brisas property contains a mineralized deposit estimated at 7.3 million ounces of gold and approximately 950 million pounds of copper. The Company has commenced but not yet completed a feasibility study for the Brisas property and, as a result, has not yet established proven and probable ore reserves nor determined whether the deposit represents a commercially mineable ore body. Such mineralization will not qualify as a commercially mineable ore body under standards promulgated by the U.S. Securities and Exchange Commission (the "SEC") until the economic viability of the project is established by the completion of a final, comprehensive, economic, technical and legal feasibility study based upon unit cost, grade, recoveries and other factors.

     The first stage of the feasibility study, the pre-feasibility report, was completed in February 1998. The report includes estimates of potential mineralization assuming various long-term gold and copper prices, capital costs, operating assumptions and the procurement of various permits and regulatory authorizations. References in this Annual Report on Form 10-K to estimates contained in the pre-feasibility report do not represent an assertion by the Company of the existence of commercially mineable ore reserves on the Brisas Property. (See Risk Factors -- No Established Reserves).

     In 1998, exploration and development, as well as general corporate activities will be funded from existing cash reserves and investments. Management anticipates that the Company's cash position of approximately $28 million at December 31, 1997, together with proceeds, if any, to be received from the future exercise of outstanding options, will be sufficient to cover estimated operating and capital expenditures, primarily those associated with the completion of the feasibility study of the Brisas property, into 1999. The Company's cash position at December 31, 1997 excludes $4.5 million held in escrow and payable by the Company upon the satisfaction of certain conditions (primarily the publication of the issuance of the Brisas hardrock concession to the Company by the MEM) in connection with the 1994 litigation settlement related to an ownership dispute of the Brisas property. The Brisas hardrock concession was published in the Official Gazette of the Republic of Venezuela on March 3, 1998 and the funds in escrow were released to the defendant in the litigation on or around March 20, 1998. (See Risk Factors and Note No. 8 to the consolidated financial statements for information regarding identifiable assets attributable to the Company's operations in the United States and Venezuela, and net losses from operations as of and for the years ended December 31, 1997, 1996 and 1995).

     The Company's operations in Venezuela are conducted through subsidiary corporations. Unless the context indicates otherwise, references to the Company used throughout this report refer to Gold Reserve Corporation and the following subsidiaries: Compania Aurifera Brisas del Cuyuni, C.A. ("Brisas"); Gold Reserve de Venezuela, C.A. ("GLDRV"); Compania Minera Unicornio, C.A. ("Unicorn"); Great Basin Energies, Inc. ("Great Basin"); MegaGold Corporation ("MegaGold"); Gold Reserve de Aruba A.V.V. ("Gold Reserve Aruba"); G.L.D.R.V. Aruba A.V.V. ("GLDRV Aruba"); Glandon Company A.V.V. ("Glandon"); Stanco Investments A.V.V. ("Stanco"); GoldenLake A.V.V. ("GoldenLake"); Mont Ventoux A.V.V. ("Mont Ventoux") and Gold Reserve Holdings A.V.V. ("Gold Reserve Holdings"). The Company wholly owns all of these subsidiaries except Great Basin and MegaGold of which it owns 58% and 63%, respectively.

     The Company's Venezuelan mining operations are subject to laws of title that differ substantially from those of the United States, and to various mining and environmental rules and regulations that are similar in purpose to those in the United States, and equally bureaucratically complex. (See Risk Factors and Item 2. Properties -- Venezuelan Mining, Environment and Other Matters).

     As of February 28, 1998, the Company employed 9 people in its Spokane, Washington office and approximately 70 people in Venezuela, of which approximately 50 are located at the Brisas property. The day-to-day activities of the Company's Venezuelan operations are managed from its offices in Caracas and Puerto Ordaz.

     Significant Developments in 1997
     --------------------------------
     HARDROCK MINING TITLE. On December 3, 1997, the Venezuelan Ministry of Energy and Mines (the "MEM") issued a resolution ordering the issuance of the mining title for the Brisas hardrock concession for which the Company applied in February 1993. The Brisas hardrock concession was subsequently published in the Official Gazette of the Republic of Venezuela on March 3, 1998. (See Item 2. Properties -- The Brisas Property -- Ownership).

     EXPLORATION. During the year ended December 31, 1997, the Company completed approximately 218 drill holes, approximating 66,000 meters and expended approximately $9.6 million on the Brisas property. These expenditures consisted of approximately $9.4 million in capitalized development and exploration costs and $0.2 million for equipment.
     (See Item 2. Properties -- The Brisas Property -- Exploration and Item
     7. Management's Discussion and Analysis of Financial Condition and Results of Operations).

     FEASIBILITY STUDY. In July 1997, the Company engaged JE MinCorp, a Division of Jacobs Engineering Group Inc. and a number of other independent consultants, to assist the Company in the preparation of a feasibility study for the Brisas property. The initial stage of the study, a pre-feasibility report, was completed in February of 1998 and included tradeoff studies for plant throughput rates, as well as an analysis of the optimum processing facilities, site and ancillary facilities and tailings impoundment. The report includes a "Base Case" analysis of the proposed project assuming $375 per ounce gold and $1 per pound copper as well as further sensitivity analyses using $350 and $300 per ounce gold and $.90 and $.80 per pound of copper, respectively. Such estimates of mineralization will not qualify as a commercially mineable ore body under standards promulgated by the U.S. Securities and Exchange Commission (the "SEC") until the economic viability of the project is established by the completion of a final, comprehensive, economic, technical and legal feasibility study. ( See
     Item 2. Properties -- The Brisas Property -- Development).

     INDEPENDENT AUDIT OF DATA COLLECTION. In August 1997, Behre Dolbear & Company, Inc. of Denver, Colorado completed an audit of the data collection procedures used by the Company at its Brisas property. The audit concluded that the Company's technical data collection procedures meet or exceed accepted industry standards, assay laboratories provided reliable and acceptable results and the drill results database compiled by the Company at the Brisas property is of a quality appropriate for utilization in a mineral deposit or reserve calculation for inclusion in a feasibility study suitable for obtaining financing from financial entities. Despite the results of this audit, there can be no assurance that the Company will be able to develop or maintain profitable operations at the Brisas property.
     (See Item 2. Properties -- The Brisas Property -- Exploration).

     INCREASE IN MINERALIZATION. In June 1997, the Company announced that additional drilling at the Brisas property increased the mineralized deposit by 900,000 ounces of gold and 150 million pounds of copper to
     7.3 million ounces of gold and 950 million pounds of copper. The Brisas mineralized deposit is over 1,900 meters long and 500 to 900 meters wide and is defined by 737 drill holes, primarily on a 50 by 50 meter grid, amounting to over 155,000 meters of drilling. The future establishment of proven and probable mineral reserves is subject to the successful completion of a positive feasibility study. Despite the initial findings contained in the pre-feasibility report, there can be no assurance that the feasibility study, once complete, will prove that the mineral deposits can be economically mined at the Brisas property. (See Risk Factors -- No Established Reserves and
     Item 2. Properties -- The Brisas Property -- Planned Development).

     RISK FACTORS
     ------------
     Potential investors should carefully evaluate all of the information contained and incorporated by reference in this Annual Report on Form 10-K and, in particular, the following:

     NO ESTABLISHED RESERVES. Extensive exploration work has been ongoing on the Brisas property since 1992 and has identified a mineralized deposit estimated at 7.3 million ounces of gold and approximately 950 million pounds of copper. The Company has commenced but not yet completed a feasibility study for the Brisas property and, as a result, has not yet established proven and probable ore reserves nor determined whether the deposit represents a commercially mineable ore body. Such mineralization will not qualify as a commercially mineable ore body under standards promulgated by the SEC until the economic viability of the project is established by the completion of a final, comprehensive, economic, technical and legal feasibility study based upon unit cost, grade, recoveries and other factors. References to estimates contained in the pre-feasibility report do not represent an assertion by the Company of the existence of commercially mineable ore reserves on the Brisas property. If the feasibility study does not conclude that the deposit on the Brisas property is economically mineable, it would have a material adverse effect on the Company.

     Reserve estimation is an interpretive process based on drilling results and experience as well as estimates of ore characteristics and mining dilution, metal prices, costs of mining and processing, capital expenditures and many other factors. Actual quality and characteristics of ore deposits cannot be fully assessed until ore is actually mined. Reserves change over time to reflect actual experience. Grades of ore processed at any time also may vary from reserve estimates due to geologic variations within areas mined. Production may vary from estimates because of changes in reserves, variations in ore mined from estimated grade and metallurgical characteristics, unexpected ground conditions, mining dilution, labor actions, and government restrictions. Cash costs may differ due to variations in reserves and production estimates, unexpected mining conditions, and changes in estimated costs of equipment, supplies, utilities and labor and exchange rates. Noncash estimates, based on total capital costs and reserve estimates, change based on actual amounts of capital incurred.

     RECURRING LOSSES. The Company has no revenue from mining operations and has experienced losses from operations for each of the last five years. The aggregate loss for the five years ended December 31, 1997 was $29.3 million including a 1994 litigation settlement of $22.5 million, related to an ownership dispute of the Brisas property. (See
     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations). The Company expects to continue to incur losses from operations for the next several years as the result of, among other factors, increased expenditures associated with the management of exploration and development activities on the Brisas property as well as other exploration expenses not associated with the Brisas property. Management expects this trend to reverse if and when the Brisas property is developed and gold and copper are produced in commercial quantities, but there can be no assurances such production will occur.

     PROJECT DEVELOPMENT. The Company's estimate of capital expenditures for the project on the Brisas property is based on currently available information as outlined in the pre-feasibility report and, as it is not unusual in new mining operations to experience unexpected problems during development, costs could increase depending upon a number of factors within and beyond the Company's control. The capital cost estimates contained in the pre-feasibility report are based on operating experience, expected production, estimates by and contract terms with third-party suppliers, expected legal requirements, feasibility reports by Company personnel and independent contractors, and other factors. Factors involved in estimated time for completion of projects include management's experience in completing capital projects, estimates by and contract terms with contractors, engineers, suppliers and others involved in design and construction of projects, and estimated time for government entities to process applications, issue permits and take other actions. Changes in any of these factors may cause costs and time for completion to vary significantly from estimates.

     Management could determine that it is in the best interest of the Company and its shareholders to sell the Brisas property to another mining company for development, or to enter into a joint development or similar arrangement with another company to develop the Brisas property and thereby reduce the economic risk to the Company were it to proceed with development on its own. The Company has not entered into discussions with any other mining company in this regard, nor has it shared any of its exploration data. Whether the Company would pursue any of these alternatives to commercial development of the Brisas property cannot presently be determined.

     FOREIGN OPERATIONS. The Company's mining operations are presently concentrated in Venezuela. At December 31, 1997, approximately 55 percent of the Company's identifiable assets (90 percent of its noncash and investment assets) were located in Venezuela. In the past, inflation and other economic conditions in Venezuela have, on occasion, resulted in political and social turmoil, but to date, such conditions have not adversely affected the Company's operations. Nonetheless, the Company's future operations and investments could be adversely affected by exchange controls, currency fluctuations, taxation, judicial decisions and laws or policies of Venezuela and the United States affecting trade, investment, taxation and other factors. The Company's development time schedule and future reclamation and remediation cost estimates are based on existing and expected legal requirements, past experience, cost estimates by the Company and others, and expectations regarding government action and time for government agencies to act, all of which change over time and require periodic re-evaluation. Whether and to what extent current or future economic, regulatory or political conditions may affect the Company cannot be predicted. (See Item 2. Properties -- Venezuelan Mining, Environment and Other Matters -- Political and Economic Situation).

     RISKS INHERENT IN THE MINING INDUSTRY GENERALLY. The Company is subject to all of the risks inherent in the mining industry, including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding and periodic interruptions due to inclement weather. Such risks could result in damage to, or destruction of, mineral properties and production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. The Company does not presently maintain insurance covering environmental or other catastrophic liabilities, and is not expected to do so unless it is economically feasible. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from exploration and production activities) is not generally available, on an economic basis, to the Company or other companies in the mining industry at present. Were the Company subjected to environmental or other liabilities, the payment of such liabilities would reduce the funds available to the Company. Were the Company unable to fund fully the cost of remedying an environmental problem, it might be required to suspend operations or enter interim compliance measures pending completion of remedial activities.

     ENVIRONMENTAL MATTERS. Venezuela maintains environmental laws and regulations for the mining industry which impose significant obligations on companies doing business in the country. Venezuela's environmental laws and regulations are administered through the Ministry of the Environment and Renewable Natural Resources (the "MARNR"). Concession holders who seek to develop a mineral property must first obtain a permit granting them the right to occupy the territory for mining purposes and then submit a report outlining the environmental impact of the development and the rehabilitative or reconditioning work to be undertaken once development activities are concluded. The Company has been issued a permit to occupy the Brisas property for both the alluvial and hardrock concessions and has presented a number of environmental studies and information to the MARNR relating to the Brisas alluvial concession. The Company also expects to submit an environmental impact statement to the MARNR and MEM addressing development and reclamation of the entire Brisas property. There can be no assurance, however, that the MARNR will grant the necessary permits to the Company in a timely manner, if at all. (See Item 2. Properties -- Venezuelan Mining, Environment and Other Matters).

     The Company's development time schedule and future reclamation and remediation cost estimates are based on existing and expected legal requirements, past experience, costs estimates by the Company and others, and expectations regarding government action and time for government agencies to act, all of which change over time and require periodic re-evaluation.

     The Brisas property is located within the Imataca Forest Reserve (the "Imataca"), which is comprised of 3.6 million hectares in the State of Bolivar. In 1986, Presidential Decree No. 1046 authorized an area (in which the Brisas property is located) in the southwestern part of the Imataca for mining exploration and exploitation activities. In May 1997, Presidential Decree No. 1850 was issued to identify the uses and activities allowed in the Imataca. Prior to the issuance of Decree No. 1850, mining activity outside of the area authorized by Decree No. 1046 had been denied environmental authorization. Since Decree No. 1850 was issued, several motions were submitted to the Venezuelan Supreme Court (the "Court") by different parties challenging Decree No. 1850 as unconstitutional and in violation of certain international agreements and other regulations and requesting a preliminary injunction to make Decree No. 1850 unenforceable until the motions are definitively decided by the Court. In addition, the Court was also petitioned to declare null and void all other regulations allowing mining activities within the Imataca, including activities pursuant to Decrees No. 1046 and No. 845.

     On November 13, 1997, the Court granted temporary injunctive relief to the original plaintiff challenging Decree No. 1850, prohibiting the MEM from granting new concessions pursuant to Decree No. 1850. The Court's rulings specifically related to Decree No. 1850 and excluded other challenges to Decrees No. 1046 and No. 845. The November 13, 1997 ruling by the Court did not affect the previously issued Brisas alluvial concession and did not prohibit the MEM from granting the Brisas hardrock concession to the Company under current decrees and/or regulations different from Decree No. 1850. Although the Company was granted the Brisas hardrock concession in March 1998, there can be no assurance that the ongoing challenges to mining activities in the Imataca will not adversely affect the Brisas hardrock concession or the Brisas alluvial concession. If either concession is rescinded or limited, the Company's planned operations would be materially adversely affected. The Company has been advised by its Venezuelan attorneys that it is unlikely that future rulings by the Court related to this issue will impact the Company, but there can be no assurance that an adverse ruling that affects the Company will not occur.

     FLUCTUATING PRICES OF GOLD AND COPPER. The Company, the price of its Common Stock and its business plan, are significantly influenced by the price of gold and copper. Gold prices often vary widely and are affected by numerous factors beyond the Company's control, such as inflation or lack thereof, fluctuation of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. Copper prices also fluctuate and are generally affected by global and regional demand and existing inventories. The volatility of gold and copper prices is illustrated in the following table which sets forth the average of the daily closing price for gold and copper for the periods indicated:

                            YEAR ENDED DECEMBER 31,
                            --------------------------------------------------
                            5 Yr. Avg.  1997    1996    1995    1994    1993
                            ----------  ------  ------  ------  ------  ------
     Gold(1) ($ per ounce)  371.00      340.00  388.00  384.00  384.00  360.00
     Copper ($ per pound)     1.05        1.03    1.04    1.33    1.05    0.81

     (1)  On the London Bullion Market.
          As of March 13, 1998, the closing price for the metals described above were: Gold: $296 per ounce, Copper: $0.75 per pound.

     DEPENDENCE ON FINANCING ACTIVITIES. The Company has no revenue from operations and has financed its mining activities in Venezuela since 1992 primarily from the sale of its Common Stock. Management anticipates that the Company's cash position of approximately $28 million at December 31, 1997, together with proceeds, if any, to be received from the future exercise of outstanding options, will be sufficient to cover estimated operating and capital expenditures, primarily those associated with the completion of the feasibility study of the Brisas property, into 1999. The Company's cash position at December 31, 1997 excludes $4.5 million held in escrow and payable by the Company upon the satisfaction of certain conditions (primarily the publication of the issuance of the Brisas hardrock concession to the Company by the MEM) in connection with the 1994 litigation settlement related to an ownership dispute of the Brisas property. The Brisas hardrock concession was published in the Official Gazette of the Republic of Venezuela on March 3, 1998 and the funds in escrow were released to the defendant in the litigation on or around
     March 20, 1998. There can be no assurance, however, that actual operating and capital expenditures will not exceed levels currently estimated by the Company. In addition, the Company will need to obtain significant additional financing if and when construction on the property commences and the Brisas property is placed into production. There can be no assurance that the Company will be able to obtain such financing or commercially reasonable terms, if at all. (See Recurring Losses and Item 2. Property -- Brisas Property -- Planned Development).

     KEY PERSONNEL. The Company is dependent upon the abilities and continued participation of certain key management personnel. If the Company were to lose the services of such employees, it could have a material adverse effect on the Company.

     ITEM 2. Properties
     ------------------
     THE BRISAS PROPERTY
     -------------------
     LOCATION. The Brisas property is located in the KM 88 mining district of southeastern Venezuela in the State of Bolivar, approximately 373 kilometers (229 miles), by paved highway, southeast of Puerto Ordaz. The property, 3.5 kilometers (1.5 miles) west of the KM 88 marker on Highway 10, occupies a rectangular area of 2,500 meters (1.5 miles) north-south by 2,000 meters (1.25 miles) east-west or approximately 500 hectares (1,235 acres) and is accessible by an all-weather road.

     OWNERSHIP. The Brisas property consists of the Brisas alluvial concession, the Brisas hardrock concession beneath the alluvial concession, other applications for mineralization (primarily nominal values of copper and silver) in the material contained in the alluvial concession and other mineralization (primarily gold, copper and molybdenum) on small land parcels contiguous to the existing alluvial and hardrock concessions.

     The Company acquired Brisas in 1992 (which has held the Brisas alluvial concession since 1988) and submitted an application for the Brisas hardrock concession in February 1993. On December 3, 1997, the MEM issued a resolution ordering the issuance of the mining title for the Brisas hardrock concession. The resolution, which was subsequently published in the Official Gazette of the Republic of Venezuela (the official government publication), approved the map of the area under application, instructed the Company to pay nominal taxes to the government and ordered the issuance of the hardrock concession to Brisas. Pursuant to the terms of the resolution, the Company completed all stipulated requirements for issuance of the concession. The Brisas hardrock concession was published in the Official Gazette of the Republic of Venezuela on March 3, 1998.

     The Brisas alluvial concession is a production concession granted in 1988, with an original term of twenty (20) years, with two renewal periods of 10 years each, at the discretion of MEM, and a three percent (3%) tax on sales of gold production outside of Venezuela. The Brisas hardrock concession is a production concession with a term of twenty (20) years with two subsequent renewal periods of 10 years each, at the discretion of the MEM. The hardrock concession provides for a four percent (4%) tax on sales of gold production outside of Venezuela and a seven percent (7%) mine mouth tax on copper production. Gold sold directly to the Central Bank of Venezuela (the "Central Bank") is taxed at one percent (1%). (See Venezuelan Mining, Environment and other Matters).

     REGIONAL INFRASTRUCTURE. The project site is located in the Guayana region, which makes up approximately one-third of Venezuela's national territory. The nearest main city is Puerto Ordaz, with 600,000 inhabitants, situated on the bank of the Orinoco River near its confluence with the Caroni River. Puerto Ordaz has major port facilities, accessible to ocean-going vessels from the Atlantic Ocean, via the Orinoco, a distance of about 200 km. Puerto Ordaz is the center of major industrial developments in the area, including iron and steel mills, aluminum smelters, iron and bauxite mining and forestry. These industries are supported by major dams and hydroelectric generating plants on the Caroni River, which provide 12,900 MW of electricity. The CVG power authority, Electrificacion del Caroni C.A. ("EDELCA"), is planning the construction of a 400 kV power line south from Puerto Ordaz into Brazil. The route runs through the community of Las Claritas, nearby the project, and is expected to supply sufficient power for both Placer Dome Inc.'s Las Cristinas and the Company's Brisas property. The Company understands that the project is expected to be completed before the end of 1999. There can be no assurance, however, that the power line will be completed as planned, if ever. If the power line is not completed as planned, the Company will be required to obtain alternative sources of electrical power, which may significantly increase the capital costs to the Company and have a material adverse effect on the Company.

     Puerto Ordaz is a modern urban center with good road and air connections to the rest of Venezuela. There are regularly scheduled flights to Caracas and other major cities several times daily. There are also port facilities 428 km northwest of Puerto Ordaz on the Caribbean coast. Guanta, near Barcelona, would likely be the port of entry for most construction, mining and milling equipment. The port facilities at Puerto Ordaz are generally dedicated to serving the bulk handling requirements of the area's basic industries. However, Puerto Ordaz has potential for the development of facilities for the export of copper concentrates in bulk. The highway system within Venezuela is generally good, with paved roads in good condition providing access to within 3.5 km of the Brisas property. Four-lane highways run from Puerto Ordaz both northwest to Barcelona and Guanta, and for 55 km south to Upata.

     GEOLOGY. The Brisas property occurs within a Proterozoic granite-greenstone terrain of the Guayana shield. The shield covers eastern Colombia, southeastern Venezuela, Guyana, Suriname, French Guiana and northeastern Brazil. The terrain is a thick section of andesite to dacite volcanics that are intruded by numerous granitic stocks and batholiths. Several periods of deformation, metamorphism and mineralization can be documented within the terrain. The rocks at the Brisas property are a thick series of andesite tuffs that have been intruded by a monzonite stock. The tuffs strike northerly and dip uniformly to the west at about 35 degrees. The mineralization is stratabound within a 200-meter thick series of tuffs. The local mineralization has characteristics similar to those of other large deposits in Precambrian rocks of volcanogenic sulfide and structurally controlled deposits. Three styles of mineralization are seen: (1) massive pyrite-chalcopyrite-gold mineralization and pyrite-chalcopyrite-gold cemented breccias in the Blue Whale,
     (2) stratabound, disseminated pyrite-gold+/-copper mineralization, and
     (3) calcite-epidote-pyrite+/-gold+/-copper veins and veinlets, often high grade and found both within and above the stratabound mineralization. There are two major types of material on the property: a saprolite clay hosted alluvial material occurring in the top 30 to 50 meters of the property and hard rock dacitic tuffs, basalts and andesite porphyry of the Lower Proterozoic age. Gold, copper, silver and molybdenum mineralization are found in both zones. There are two general categories of rock units: weathered and unweathered rock. Weathered rock is further defined by degree of oxidation and mineral replacement due to surficial weathering. Unweathered rock is further defined by lithology into various subdivisions of volcanic tuffaceous units or intrusive units. The mineralization in the northern half of the deposit is copper-gold with copper decreasing to the south until in the southern portion of the deposit, the copper is a minor constituent of the mineralization.
     Deep drilling along the western edge of the property has confirmed the downward extension of the stratabound mineralization.

     EXPLORATION. Historically, surface and alluvial mining by local miners helped identify gold mineralization on the property. Exploration by the Company at the Brisas property commenced in late 1992. Initial work by the Company included regional geophysical surveys that identified an anomaly covering part of the Brisas property. Exploration and development activities on the Brisas property prior to 1997 included surface mapping and geochemical sampling, exploration and development drilling, assaying, petrology and mineral studies, and metallurgical sampling. Exploration and development drilling prior to 1997 also included 92,591 meters of drilling in 538 core and auger holes. These activities confirmed the presence of a large deposit of stratabound gold-copper mineralization. The mineralization defined is approximately 1.9 km (approx. 1.2 mile) along strike and 500 to 900 meters wide. Scattered drill holes to the west of the main body of the deposit demonstrate that mineralization continues for an unknown distance down dip to the west. This gold-copper mineralization does not currently constitute proven or probable reserves under standards promulgated by the SEC. (See Risk Factors -- No Established Reserves and Item 2. Properties -- Brisas Property -- Planned Development).

     Activities in 1997 included significant exploration and development drilling, sampling and assaying, third party audit of data collection procedures, metallurgical sampling and testing, and various engineering studies in anticipation of the final feasibility study. These engineering studies included pit stability studies, surface and ground water hydrological studies, a third party ore reserve methodology audit, environmental studies and site topographical studies. Drilling in 1997 included approximately 66,000 meters of core from 218 holes bringing the total drilling to date to 159,000 meters in 756 core and auger holes. The drilling increased the size of the deposit by defining mineralization down dip and southwest from the 1996 mineralization. The Company intends to continue exploration in the future on the Brisas property by surface mapping and sampling, and by drilling. Some mineralized areas have been intersected below the current mineralized deposit.

     Behre, Dolbear & Company, Inc. conducted the independent audit of data collection procedures. The purpose of the study was to review and confirm the adequacy and acceptability of the data collection procedures used by the Company to establish the database for completing future ore reserve estimates at the Brisas property, if any. Behre Dolbear & Company, Inc. concluded that: technical data collection procedures meet or exceed accepted industry standards; assay laboratories provide reliable and acceptable results; and the database being compiled by the Company at the Brisas property is of a quality appropriate for utilization in a mineral deposit or ore reserve study suitable for obtaining financing.

     PLANNED DEVELOPMENT. In July 1997, the Company engaged JE MinCorp, a Division of Jacobs Engineering Group Inc. and a number of other independent consultants to prepare a feasibility study on the Brisas mineralized deposit. A feasibility study is an economic-based analysis of a mineralized deposit that serves as the basis for a mine plan for the extraction of gold and copper from that ore body on an economically viable basis. The initial stage of the study, a pre-feasibility report, was completed in February 1998. The report included a "Base Case" analysis of the proposed project assuming $375 per ounce gold and $1 per pound copper as well as additional sensitivity analyses using $350 and $300 per ounce gold and $.90 and $.80 per pound of copper, respectively. The pre-feasibility is preliminary and based on a number of assumptions which are subject to change. Since the Company has not completed its final feasibility study on the property, proven and probable reserves have not been established under standards promulgated by the SEC. (See Item 1. Business -- Risk Factors).

     The pre-feasibility study concluded that, assuming a gold price of $375 per ounce, copper price of $1.00 per pound and assuming open pit mining methods, the Brisas property is estimated to contain a mineralized deposit consisting of approximately 249.2 million tonnes with an average grade of 0.70 grams of gold per tonne and 0.14% copper. The estimate of mineralization uses an internal cutoff grade of 0.40 grams per tonne gold equivalent and assumed waste rock material of 419.2 million tonnes, resulting in a strip ratio of 1.68:1 (waste to mineralization). Total material expected to be moved is estimated to be 668 million tonnes. The mineralization was calculated from 737 diamond drill holes representing 155,000 meters of drilling. Alternatively, assuming a gold price of $350 and $300 per ounce and copper price of $0.90 and $0.80 per pound, the Brisas property is estimated to contain (based on a preliminary Whittle pit design) approximately 239.3 and 177.1 million tonnes with an average grade of
     0.71 and 0.80 grams per tonne gold and 0.14% and 0.12% copper, respectively. The pre-feasibility report estimates that the Company may achieve gold recovery at 83 percent and copper recovery at 73 percent at the Brisas property, but there can be no assurance that such rates can be achieved or, if achieved, maintained.

     The following charts represent, as determined by the pre-feasibility report, an estimation of mineralized material assuming certain gold and copper prices and open pit mining methods. The Company has not completed its final feasibility study. Therefore, the Brisas mineralized deposit does not yet qualify as a commercially mineable ore body under standards promulgated by the SEC and may so qualify only after a positive comprehensive economic, technical and legal feasibility study has been completed.

                                                                           Average Grade
                                                                           -------------
                                                               Tonnes      Gold  Copper
      Pre-Feasibility Estimated Mineralized Deposit assuming:  (millions)  gpt   percent
      -------------------------------------------------------  ----------  ----  -------
      $375 per ounce gold and $1.00 per pound copper           249.2       0.70  0.14
      $350 per ounce gold and $0.90 per pound copper           239.3       0.71  0.14
      $300 per ounce gold and $0.80 per pound copper           177.1       0.80  0.12

      Average Recovery                                                      83%   73%
                                                                           ===   ===

     Based on the pre-feasibility report, and contingent on positive completion of the final feasibility study the Company plans to develop on the Brisas property a large scale open pit mining operation consisting of drilling, blasting, loading, and truck haulage to carry ore to the crusher and waste to the waste repository. The Company estimates that the plant would process 55,000 tonnes per day, yielding an estimated average annual production of as much as 335,000 ounces of gold and 38.3 million pounds of copper, over a mine life of 14.2 years. There can be no assurance, however, that such production will occur at such levels, if at all.

     The processing flowsheet contained in the pre-feasibility report and developed from metallurgical testwork completed by three independent laboratories includes conventional crushing with a primary gyratory crusher and grinding with SAG mill and ball mills followed by gravity separation to recover coarse gold, flotation and cyanidation of cleaner flotation tailings. Based upon the results of the pre-feasibility report, the Company expects the final products of the operation on the Brisas property to be a gold copper concentrate and gold dore. The Company expects to transport the concentrates to Puerto Ordaz and then ship them to a smelter for final processing.

     Operating supplies are expected to be imported, probably from North America. Electrical power is expected to be available from a major new transmission line which is planned to run south from Puerto Ordaz into Brazil, passing within a few kilometers of the Brisas property. There can be no assurance, however, that the power line will be completed as planned, if ever. If the power line is not completed as planned, the Company will be required to obtain alternative sources of electrical power, which may significantly increase the capital and operating costs to the Company and have a material adverse affect on the Company. (See Regional Infrastructure). Abundant water is available in the area, and the Company expects project requirements to be met by water pumped from the pit de-watering system, and by rainfall stored in the tailings water pond. On site accommodations will be provided for employees, who will be drawn from both the local area and from the industrialized area around Puerto Ordaz. (See Venezuelan Mining, Environment and Other Matters--Labor).

     Behre Dolbear & Company, Inc. recently completed an independent review of the Company's mineralized deposit modeling and ore reserve methodology utilized for the pre-feasibility report. They concluded that estimating techniques used were an accurate representation for the reserves; drill hole spacing was sufficient to generate future estimates of proven and probable reserves; and the database was correct and reliable. This recent study compliments Behre Dolbear's audit of sampling and assaying procedures at the Brisas property, completed in August 1997.

     The pre-feasibility report estimates that base case initial capital required to bring the Brisas property into commercial production at the planned 55,000 tonnes per day will be approximately $293 million. Ongoing life of mine capital requirements are estimated at $53 million and working capital needs are estimated at $15 million. The ultimate design of the plant is subject to the results of the final feasibility study, and there can be no assurance that the final study will conclude that the planned operation will be economically feasible. Construction of the planned facility is expected to take approximately 18 months, with commissioning and achievement of commercial production expected shortly thereafter. Under the timetable presently contemplated by the Company, initial production would commence no earlier than mid 1999, with full production expected to commence no earlier than January 2001. There can be no assurance, however, that the Company will begin or complete such construction according to this schedule, or that, if completed, the facility will begin commercial production as planned.

     Base case pre-feasibility report estimates of pre-tax operating cash costs, including mining, processing, concentrate transportation, smelting and refining expenses, total $222 per ounce of gold net of copper revenues. Total pre-tax costs per ounce of gold produced including life of mine capital are estimated at $295, excluding previously incurred sunk cost of approximately $38 million or approximately $8 per ounce. Exploitation taxes and royalties add approximately $9 per ounce of gold to the total cost per ounce. The base case pre-tax net present value of the project (assuming $375 per ounce of gold and $1.00 per pound of copper) at zero percent is $354.9 million with an internal rate of return of 11.8%.

     OUTLOOK. The major focus of the Company in the upcoming twelve to fifteen months will be permitting, securing additional sites required for process facility infrastructure and the completion of the final feasibility study. A period of one year is anticipated in the overall project schedule for permitting as well as completion of the final feasibility study, but there can be no assurance that these items will be completed as planned. In addition, continuation or completion of metallurgical testing, geotechnical and hydrological investigations, electrical power supply and concentrate sales agreements, and development and condemnation drilling will occur prior to completion of the final feasibility study. It is estimated that an additional $4 million will be spent for completion of the final feasibility study.

     Venezuelan Mining, Environment and Other Matters
     ------------------------------------------------
     The Company's Venezuelan mining operations are subject to laws of title that differ substantially from those of the United States, and to various mining and environmental rules and regulations that are similar in purpose to those in the United States, but more bureaucratically complex. The complexity of the Venezuelan mining laws is due to the numerous changes in and interpretations of mining statutes, some of which are generally considered outdated, and is further complicated by the necessity to acquire a number of concessions and/or contracts to secure all of the necessary rights to explore and mine a particular parcel of land. The following is a summary of the more significant Venezuelan mining and environmental laws and other laws and regulations that may affect the Company's operations on the Brisas property, but does not purport to be a comprehensive review of all laws or a complete analysis of all potential regulatory considerations related to the Brisas property.

     CURRENT VENEZUELAN MINING LAW. The principal legislation governing the exploration and development of mineral resources in Venezuela is the Mining Law of 1945, which has been supplemented through the years by various presidential, governmental and ministerial decrees, resolutions and interpretations (in its current form, the "Mining Law"). The Mining Law defines mining rights and concessions, and establishes standards for obtaining, exploring, evaluating, producing and extinguishing a concession. The Mining Law also requires that each concession be specific as to the minerals covered (gold, copper, silver, molybdenum, etc.) and area (near surface mineralization ("alluvial") or subsurface mineralization ("hardrock or veta")).

     Originally, the Mining Law provided for staked concessions as well as concessions issued at the discretion of the MEM. However, in 1977, the claim-staking provisions of the law were effectively eliminated by a presidential decree that reserved all minerals exclusively for Venezuela. Also, from January 1991 until July 1996, certain legislation granted CVG and its various subsidiaries the exclusive right in the State of Bolivar to explore, evaluate and mine diamonds and gold not previously awarded as MEM concessions. Consistent with this exclusive right, CVG attempted to exploit the potential resources of the region through mining contracts granted to private investors or joint venture arrangements with foreign and local companies. Most of those contracts or joint venture arrangements have been recognized as valid by the MEM and are still in force.

     The Mining Law creates three types of concessions, but only two types of concessions are common. The first, an exploration and production concession, grants the holder up to two years to explore a property, and an additional year (three years total) to start production on an alluvial concession and three additional years (five years total) to start production on a hardrock concession. The second, a production concession, does not provide for an exploration period, but it does have the same three and five year production requirements as stated above. A technical and economic feasibility study must be submitted to the MEM for approval within 18 months for alluvial concessionaires and within 36 months for hardrock concessionaires. Holders of concessions are required to report their activities to the MEM and must submit to routine inspections by MEM representatives to confirm compliance with the Mining Law.

     Although the Mining Law specifies a term of 40 years for concessions and a one-percent mining tax on all minerals except diamonds, the MEM has enhanced the benefit to Venezuela through Resolution 115. As outlined in this resolution, certain "special advantages" must be offered to Venezuela for an applicant to be granted a concession. These special advantages require that the concession applicant agree to certain additional terms, which might include a reduction in the life of the concession, an increase in the amount of royalties or mining taxes to be paid and the extent to which bonds or sureties must be posted to guarantee performance of the applicant's obligations. In addition, applicants may also be required to make certain improvements for the benefit of the concession property and the surrounding area, such as constructing and maintaining access roads, airstrips, schools and medical dispensaries, and must agree to train local employees in modern mining exploration and production techniques.

     PROPOSED MINING LAW. The Venezuelan Mining Committees in the Senate and House of Representatives have, for a number of years, been debating separate proposals that would either amend the existing Mining Law or create a new mining law. Throughout most of 1997, as in prior years, there was considerable debate, but little progress toward passing a law that is acceptable to industry, the MEM and Congressional Mining Committees. The Mining industry is lobbying for its own draft of a new mining law, which would return the provisions for claim-staking as provided in the original Mining Law. Other important changes would include all minerals in one concession, include both alluvial and veta mineralization in one concession, provide longer exploration periods and would require competitive mining tax rates and royalty rates, as compared to other countries that have an active mining industry. Because 1998 is an election year and interested parties have not yet agreed on terms of a possible new law, the Company believes, and has been advised, that it is unlikely that a new mining law will be passed in 1998.

     ENVIRONMENTAL LAWS AND REGULATIONS. Venezuela's environmental laws and regulations are administered through the MARNR. The MARNR proscribes certain mining recovery methods deemed harmful to the environment and monitors concessionaires' activities to ensure compliance. Before the Company can begin construction and production at the Brisas property, it must obtain three different permits from the MARNR: (1) Permit to Occupy the Territory ("Occupation Permit"),
     (2) Permit to Affect for Exploration ("Exploration Permit") and (3) Permit to Affect for Construction and Exploitation ("Exploitation Permit"). Although not consistently applied in the past, regulations state that the MEM will apply for and obtain the Occupation Permit on behalf of those persons or entities applying for concessions before granting the concession title. Applicants submit an environmental questionnaire to MEM, which they in turn submit to the MARNR. The exploration permit for which Brisas applies for annually, is an authorization to perform only those activities relating to exploration, such as drilling, building of camps, cutting lines and trenching. The production permitting process is initiated by filing the proposed terms of reference, which when approved, will serve as the basis for an Environmental Impact Study (EIS). The format for the EIS is stipulated in a 1996 law (decree #1257) and conforms to an international standard. (See Item 1. Business -- Risk Factors -- Environmental Matters).

     The Company holds the Occupation Permit for the Brisas alluvial and hardrock concessions and plans to continue to apply for additional permits as further development dictates. The Company believes that the alluvial and hardrock concessions should be exploited as one project. Because the law treats each concession separately, the Company plans to initiate discussions with the MEM and MARNR to seek alternatives to the duplication of environmental studies and permitting. There can be no assurance, however, that the Company's efforts to reduce such duplication will be successful.

     TAXES. The Venezuelan tax law provides for a maximum corporate income tax rate on mining companies of thirty-four percent (34%). This rate applies to net income over approximately $32,000 depending on exchange rates. Other Venezuelan taxes that apply or may eventually apply to the Company's subsidiaries include a one percent (1%) tax on paid-in-capital (equity), a sixteen and one-half percent (16.5%) luxury goods and wholesale tax, which applies to goods and services, municipal taxes, which vary from one tenth of one percent (.1%) percent to ten percent (10%), import duties on mining equipment, which range from five (5%) to twenty (20%) percent, surface taxes, which are currently set at less than $1 per hectare per concession, and exploitation taxes, which range from one percent (1%) to seven (7%) percent depending on the metal and whether it is sold domestically or exported. The Company's Brisas subsidiary currently pays luxury goods and wholesale taxes on certain purchases within Venezuela and expects that taxes on revenue generated from the future sale, if any, of gold to the Central Bank of Venezuela will result in a refund of these taxes. To date, the Company has paid approximately $1 million of luxury goods and wholesale taxes. Venezuela offers certain exemption from the luxury goods and wholesale taxes and import duties to mining companies. The Company will apply for these exemptions in 1998.

     Certain local municipalities including the Municipality of Sifontes, in which the Brisas property is located, have proposed plans to impose certain taxes on mining activities. The mining industry has challenged the municipalities' right to impose such taxes on the basis that the nation has reserved exclusive right to tax mining activities. In an action favorable to the mining industry, the Court has granted an injunction, which prohibits the collection of such taxes by the municipalities.

     POLITICAL AND ECONOMIC SITUATION. Venezuela has experienced high levels of inflation over the past decade. These high rates of inflation led the Venezuelan government to impose currency exchange controls in July 1994, which were lifted in April 1996, and to devalue the bolivar in December 1995 by approximately 40%. In July 1996, two months after lifting the exchange controls, the Central Bank announced a "crawling band" exchange policy whereby the bolivar would be allowed to fluctuate in a band of plus or minus 7.5 percent of its central parity. Central parity was determined by a devaluation of 1.5 percent per month. The Central Bank has not followed this schedule, however, and the bolivar may be overvalued by 30 percent to 75 percent based on various estimates. With an anticipated increase in GDP of five percent, an inflation rate of 38 percent (compared to 103 percent in 1996), and the tremendous success of the oil opening, 1997 was a positive year for Venezuela's economy. In spite of the successes in 1997, a number of challenges remain including reorganization of the judicial system, signing of the Tax and Bilateral Investment Treaties with the United States and full implementation of the government's plan to meet IMF criteria for loan approval known as "Agenda Venezuela."

     GOLD SALES. The Central Bank allows gold mining companies to sell up to 85 percent of their production on the international market. The remaining 15 percent must be sold to the Central Bank at the current market price, which is paid in Venezuelan currency. Gold sold on the international market is typically levied a minimum mining tax of 4% of the market price unless the Company agrees to a higher tax by special advantages established in the concession agreement. The mining tax for gold sold to the Central Bank is 1 percent of the market price. Gold sales to the Central Bank will be paid in bolivares that can be converted to US dollars at the prevailing exchange rate. The US dollars can be then transferred outside of Venezuela. Gold sales to the Central Bank will result in a recovery of some, if not all, of the 16.5% luxury goods and wholesale tax paid as incurred. Gold contained in the concentrate shipped outside of Venezuela for further processing does not need to be considered for the required minimum gold sales to the Central Bank.

     LABOR. Venezuela has enacted extensive labor laws and regulations. During 1997 Venezuela entered into major agreements with the public and private sectors on new social security laws, which are expected to improve benefit plans for employees. The Company plans to fill as many positions as possible with Venezuelan nationals. It is anticipated that, in the initial stages of the Brisas project, approximately 95 percent of the workforce will be Venezuelan. In order to maintain or exceed this level, the Company will implement an extensive training program over the life of the project on the Brisas property. The Company plans to draw on Venezuela's large industrial base to staff many of its positions, but the experience base for large-scale mining and milling operations in Venezuela is limited.
     The Brisas project will draw on the Puerto Ordaz area to fill a significant portion of its staffing requirements. The Company plans to staff all management and engineering positions out of Puerto Ordaz, and the Company believes that, of the remaining lower level positions, only one-third will be filled from the local (Las Claritas) area.

     ITEM 3. Legal Proceedings
     -------------------------
     The Company had no pending material litigation as of the date of this report.

     ITEM 4. Submission of Matters to a Vote of Security Holders
     -----------------------------------------------------------
     No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1997.

     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder
             Matters
     ---------------------------------------------------------------------
     MARKET INFORMATION. The common stock of the Company is traded on The Toronto Stock Exchange ("TSE"), under the symbol "GLR" and on the NASDAQ SmallCap Market under the symbol "GLDR". The following table sets out the high and low prices per share for the common stock for 1997 and 1996, as reported by the TSE and NASDAQ.


                           TSE                             NASDAQ
                           ------------------------------  ------------------------------
                           1997            1996            1997            1996
                           --------------  --------------  --------------  --------------
                           High    Low     High    Low     High    Low     High    Low
                           ------  ------  ------  ------  ------  ------  ------  ------
                           Canadian Dollars                U.S. Dollars
      First Quarter        $15.60  $ 9.65  $14.25  $ 7.38  $11.50  $ 7.38  $10.25  $ 5.75
      Second Quarter        14.00    9.80   14.50    9.50    9.63    7.00   10.38    7.00
      Third Quarter         11.80    7.80   21.70   10.00    8.50    5.50   15.75    7.38
      Fourth Quarter        11.15    2.35   20.00   12.40    8.00    1.75   14.63    9.25


     On March 13, 1998, the closing price for the Common Stock was $2.81 per share on NASDAQ and $4.15 per share (Canadian Dollars) on the TSE.

     HOLDERS. The number of holders of Common Stock of record on March 13, 1998 was approximately 1,300. Based on recent mailings to its shareholders, the Company believes its Common Stock is owned beneficially by approximately 10,000 persons.

     DIVIDENDS. The Company has declared no cash or stock dividends on its Common Stock since 1984. The Company has no present plans to pay any cash dividends on its Common Stock, and the Company will declare cash dividends in the future only if the earnings and capital of the Company are sufficient to justify the payment of such dividends.

     ITEM 6. Selected Financial Data
     -------------------------------
     The selected financial data set forth below for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 are derived from the Company's audited financial statements and should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere herein and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                1997         1996         1995         1994         1993
                                -----------  -----------  -----------  -----------  -----------
                                (in thousands of dollars, except share and per share amounts)
      Other income              $     1,737  $     1,489  $     1,407  $    1,396   $       516
      Net loss                       (1,533)        (830)        (337)     (23,740)      (2,844)
      Loss per share of
       common stock (1)               (0.07)       (0.04)       (0.02)       (1.68)       (0.28)
      Total assets                   73,293       73,772       52,262      43,263        13,907

      Contract payable                   --           --          187          124          825
      Shareholders' equity           66,549       67,193       47,073      37,900        11,792
      Common stock:
        Issued                   22,918,143   22,703,811   20,476,688  18,929,668    11,723,451
        Outstanding(2)           22,437,099   22,222,767   19,995,644  18,577,175    11,429,291


     (1)  Basic and diluted
     (2) Great Basin, MegaGold and Stanco, each consolidated subsidiaries of the Company, own shares of the Company's common stock, representing an indirect investment in itself. The Company's proportionate ownership interest in the Common Stock held by these entities represents the difference between issued and outstanding shares.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     --------------------------------------------------------------------
     Summary
     -------
     Since 1992, the Company's primary focus has been the exploration of its Brisas property in Venezuela. The Company has no revenue from mining operations and has experienced losses from operations for each of the last five years. The Company expects to continue to incur losses from operations for the next several years as the result of, among other factors, increased expenditures associated with the corporate management of exploration and development activities on the Brisas property as well as other exploration expenses not associated with the Brisas property. Management expects this trend to reverse if and when the Brisas property is developed and gold and copper are produced in commercial quantities, but there can be no assurances such production will occur. Other significant events must occur before commercial production on the Brisas property can begin. These include the completion of the final feasibility study, the establishment of proven and probable reserves, the procurement of all necessary regulatory permits and approvals and the procurement of adequate funding. (See Item 1. Business -- Risk Factors and Item 2. Properties -- Venezuelan Mining, Environment and Other Matters).

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

     Liquidity and Capital Resources
     -------------------------------
     INVESTING. During the year ended December 31, 1997, the Company completed 218 drill holes totaling approximately 66,000 meters on the Brisas property. On a cumulative basis, the Company has drilled 756 holes of approximately 159,000 meters. The cost of the 1997 exploration and development program on the Brisas property, including the drilling noted above, approximated $9.6 million and consisted of approximately $9.4 million in capitalized development and exploration costs and $0.2 million for equipment. On a cumulative basis since inception, the Company has expended approximately $60.9 million on the Brisas property. These costs include property acquisition costs of $2 million, capitalized exploration and development costs and equipment expenditures of $36.4 million and prior litigation settlement costs of $22.5 million (which were expensed in 1994). Amounts recorded as property, plant and equipment (capitalized exploration and development costs) include all costs associated with the Brisas property, including personnel and related administrative expenditures incurred in Venezuela, drilling and related exploration costs, capitalized interest expenses, legal costs associated with the Brisas ownership dispute settled in 1994 and general support costs related to the Brisas property.

     The overall corporate budget for 1998, excluding any future construction costs related to the mining facilities at the Brisas property, amounts to $6 million. Approximately $4 million is allocated to further exploration and future development drilling, permitting, administration and the necessary work required to complete the Brisas feasibility study, which is expected to be finalized during 1998. The amounts above exclude $4.5 million held in escrow pursuant to a 1994 litigation settlement related to a dispute of the ownership of the Brisas property. The funds held in escrow are payable by the Company upon the satisfaction of certain conditions (primarily the publication of the issuance of the Brisas hardrock concession to the Company by the MEM) in connection with the 1994 litigation settlement. The Brisas hardrock concession was published in the Official Gazette of the Republic of Venezuela on March 3, 1998 and the funds in escrow were released to the defendant in the litigation on or around
     March 20, 1998.

     The recovery plant, as presently proposed in the Brisas pre-feasibility report, is expected to consist of a conventional 55,000 tonne per day, gravity/flotation/cyanidation process and cost an estimated $293 million. Ongoing life of mine capital requirements are estimated at $53 million and working capital needs are estimated at $15 million. The ultimate design of the plant is subject to the results of the final feasibility study, and there can be no assurance that the final study will conclude that the planned operation will be economically feasible. Various permitting required for the Brisas property (primarily the EIS) is ongoing and approvals from the MEM and the MARNR are expected during 1998 and 1999, although there can be no assurances such permits will be issued. Detailed engineering work will commence after the receipt of the necessary operating and environmental permits and as gold and copper prices warrant. Under the timetable presently contemplated by the Company, initial production would commence no earlier than January 2001, with full production planned during the second quarter thereafter. Final development of the Brisas property is dependent upon the future price of gold and copper, completion of a bankable feasibility study including the establishment of proven and probable reserves, obtaining adequate financing, and obtaining the appropriate environmental and operating permits. (See Item 2. Properties -- Planned Development).

     FINANCING. The Company has financed its general business and exploration and development activities in Venezuela principally from the sale of Common Stock and has raised, since 1992, approximately $68 million in equity financing to support its overall business activities. These transactions consisted of the sale of additional shares of Common Stock, or warrants to purchase Common Stock, and the exercise of previously issued warrants and options to purchase Common Stock. The Company will require additional financing in order to place the Brisas property into production, which is estimated to be as much as $293 million for the construction of the recovery plant, ancillary facilities and equipment, related development costs and $15 million for working capital. Future construction costs and development expenses, and the cost of placing the Brisas property or additional future properties into production, if warranted, are expected to be financed by a combination of the sale of additional Common Stock, bank borrowings or other means. Whether and to what extent additional or alternative financing options are pursued by the Company depends on a number of important factors, including if and when mine development activities are commenced on the Brisas property, management's assessment of the financial markets, the current price of gold, the acquisition of additional properties or projects and the overall capital requirements of the consolidated corporate group.

     Management could determine that it is in the best interest of the Company and its shareholders to sell the Brisas property to another mining company for development, or to enter into a joint development or similar arrangement with another company to develop the Brisas property and thereby reduce the economic risk to the Company were it to proceed with development on its own. The Company has not entered into discussions with any other mining company in this regard, nor has it shared any of its exploration data. Whether the Company would pursue any of these alternatives to commercial development of the Brisas property cannot presently be determined. (See Item 1. Business -- Risk Factors).

     As of February 28, 1998, the Company held approximately $27.5 million in cash and investments. At this time, management anticipates that its current cash and investment position are adequate to cover estimated operational and capital expenditures (excluding estimated mine construction costs) associated with the 1998 exploration and development program on the Brisas property.

     Results of Operations
     ---------------------
     1997 COMPARED TO 1996. The consolidated net loss for the year ended December 31, 1997 was $1,532,801 or $0.07 per share, an increase of approximately $703,000 from the prior year. Other income for 1997 amounted to $1,737,916, which is an increase of approximately $249,000 over the previous year. The increase in other income is principally due to higher returns on invested cash. Operating expenses for the year amounted to $3,270,717, which is an increase from the prior year of approximately $952,000. The major components of the increase in operating expenses are increases in general and administrative expenses of approximately $317,000 and directors' and officers' compensation of approximately $511,000. The increase in general and administrative expense was primarily related to costs associated with the addition of new employees. Directors' and officers' compensation increased as a result of increases in compensation and the addition of several new executives during the first quarter of 1997.

     1996 COMPARED TO 1995. The consolidated net loss for the year ended December 31, 1996 was $829,938 or $0.04 per share, an increase of approximately $493,000 from the prior year. Other income for 1996 amounted to $1,488,857, which is an increase of approximately $82,000 over the previous year and principally due to gains on the sale of investments partially offset by a decrease in interest income due to lower returns on invested cash. Operating expenses for the year amounted to $2,318,795, which is an increase from the prior year of approximately $575,000. The major components of the increase in operating expenses are increases in general and administrative expenses of approximately $209,000, legal and accounting expenses of approximately $211,000 and directors' and officers' compensation of approximately $172,000. The increase in general and administrative expenses was primarily due to increases in compensation and related expenses. Legal and accounting expense increased due to the Company's ongoing securities compliance and reporting in the United States and Canada and compliance and permitting activities in Venezuela. Directors' and officers' compensation increased as a result of salary increases for officers and first time compensation paid to the directors.

     NEW ACCOUNTING PRONOUNCEMENTS. In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. This Statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.
     This Statement does not require a specific format for the financial statement, but requires that an enterprise display net income as a component of comprehensive income in the financial statement. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. The classifications of comprehensive income under current accounting standards include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. This Statement is effective for fiscal years beginning after December 15, 1997. Management does not believe that the implementation of SFAS No. 130 will have a material impact on the presentation of its consolidated financial statements.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments for an Enterprise and Related Information". This Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders commencing with the first quarter of 1999. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Statement is effective for fiscal years beginning after December 15, 1997. The Company does not believe the application of this standard will have a material impact on the presentation of its financial statements.

     The Company adopted the provisions of SFAS No. 128 "Earnings Per Share" in 1997. Due to the net losses incurred in all periods presented, stock options were not included in the calculations as they are anti-dilutive. As a result, the adoption of SFAS No. 128 had no impact on prior year net loss per share disclosure.

     ITEM 7a. Quantitative and Qualitative Disclosures about Market Risks
     --------------------------------------------------------------------
     Not Applicable

     ITEM 8. Financial Statements and Supplementary Data
     ---------------------------------------------------
     Index to Consolidated Financial Statements

     Report of Independent Accountants

     Consolidated Balance Sheets
     December 31, 1997 and 1996

     Consolidated Statements of Operations
     for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows
     for the years ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements


     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     -------------------------------------------------------------------
     There were no changes in or disagreements with accountants on accounting or financial disclosures during the year ended December 31, 1997.

     REPORT OF INDEPENDENT ACCOUNTANTS


     The Board of Directors and Shareholders
     Gold Reserve Corporation

     We have audited the accompanying consolidated balance sheets of Gold Reserve Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gold Reserve Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
     December 31, 1997 in conformity with generally accepted accounting principles.

     As discussed in Note 1, the Company changed its method of accounting for the impairment of long-lived assets in 1996.

                          /s/ Coopers & Lybrand L.L.P.


     Spokane, Washington
     February 23, 1998, except for Note 9 as to which the date is March 3, 1998

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     December 31, 1997 and 1996

                                                                    1997           1996
                                                                    ------------   ------------
      ASSETS
      Cash and cash equivalents                                     $ 12,524,125   $ 30,329,024
      Investments:
        Held-to-maturity securities, at amortized cost                 4,054,494      8,442,492
        Accrued interest on investments                                  240,757        143,580
      Deposits, advances and other                                       411,725        528,458
      Litigation settlement held in escrow                             4,500,000      4,500,000
                                                                    ------------   ------------
          Total current assets                                        21,731,101     43,943,554

      Property, plant and equipment, net                              38,446,169     29,097,305
      Investments:
        Available-for-sale securities                                    127,754        119,504
        Held-to-maturity securities, at amortized cost                11,521,973             --
      Other                                                            1,465,997        611,204
                                                                    ------------   ------------
          Total assets                                              $ 73,292,994   $ 73,771,567
                                                                    ============   ============
      LIABILITIES
      Accounts payable and accrued expenses                         $    646,203   $    938,892
      Note payable-KSOP, current portion                                 188,470        186,708
      Litigation settlement payable                                    4,500,000      4,500,000
                                                                    ------------   ------------
          Total current liabilities                                    5,334,673      5,625,600

      Note payable-KSOP, non-current portion                             434,390             --
      Minority interest in consolidated subsidiaries                     974,522        952,571
                                                                    ------------   ------------
          Total liabilities                                            6,743,585      6,578,171
                                                                    ------------   ------------
      Commitments and contingencies

      SHAREHOLDERS' EQUITY
      Serial preferred stock, without par value
        Authorized: 1997... 20,000,000; 1996... 10,000,000 shares
        Issued: None
      Common stock, without par value
        Authorized: 1997...480,000,000; 1996... 40,000,000 shares
        Issued:     1997... 22,918,143;        1996... 22,703,811
        Outstanding:1997... 22,437,099;        1996... 22,222,767    102,269,494    100,952,778
      Less, common stock held by affiliates                           (1,428,565)    (1,428,565)
      Unrealized gain on available-for-sale securities                    11,000          2,750
      Accumulated deficit                                            (33,679,660)   (32,146,859)
      KSOP debt guarantee                                               (622,860)      (186,708)
                                                                    ------------   ------------
          Total shareholders' equity                                  66,549,409     67,193,396
                                                                    ------------   ------------
          Total liabilities and shareholders' equity                $ 73,292,994   $ 73,771,567
                                                                    ============   ============

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Years Ended December 31, 1997, 1996 and 1995

                                                    1997         1996         1995
                                                    -----------  -----------  -----------
      Other Income:
        Interest income                             $ 1,806,309  $ 1,477,955  $ 1,548,998
        Foreign currency loss                           (68,393)    (135,509)    (130,244)
        Net gain (loss) on investments                       --      111,286      (11,770)
        Miscellaneous                                        --       35,125           --
                                                    -----------  -----------  -----------
                                                      1,737,916    1,488,857    1,406,984
                                                    -----------  -----------  -----------
      Expenses:
        General and administrative                    1,486,948    1,170,329      961,829
        Directors' and officers' compensation         1,148,621      637,825      465,684
        Legal and accounting                            540,464      499,700      288,371
        Depreciation                                     47,042       38,831       28,549
        Interest, net of amount capitalized              25,691       11,841        8,214
        Minority interest in consolidated
          subsidiaries                                   21,951      (39,731)      (8,360)
                                                    -----------  -----------  -----------
                                                      3,270,717    2,318,795    1,744,287
                                                    -----------  -----------  -----------
      Net loss                                      $(1,532,801) $  (829,938) $  (337,303)
                                                    ===========  ===========  ===========
      Net loss per share - basic and diluted        $     (0.07) $     (0.04) $     (0.02)
                                                    ===========  ===========  ===========
      Weighted average common shares outstanding     22,347,163   20,841,025   19,415,805
                                                    ===========  ===========  ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
     For the Years Ended December 31, 1997, 1996 and 1995

                                                                                              Common        Unrealized
                                                                                              Stock         Gain on
                                                    Common Stock Issued         Accumulated   Issued to     Available-for-
                                                    Shares        Amount        Deficit       Affiliates    Sale Securities
                                                    ------------  ------------  ------------  ------------  ---------------
     Balance, December 31, 1994                       18,929,668  $ 69,453,393  $(30,979,618) $   (504,276) $        79,017
       Net loss                                                                     (337,303)
       Common stock issued:
          Cash                                            50,000       280,195
          Options                                        167,835       460,162
          Exchange for minority interest of
            subsidiaries                               1,329,185     9,882,028
        Increase in common stock held by
          consolidated subsidiaries                                                               (924,289)
        Increase in unrealized gain on
          available-for-sale securities                                                                               6,943
        Reduction of shareholders' equity
          associated with change in subsidiaries'
          minority interest                                             (6,924)
                                                    ------------  ------------  ------------  ------------  ---------------
      Balance, December 31, 1995                      20,476,688    80,068,854   (31,316,921)   (1,428,565)          85,960
        Net loss                                                                    (829,938)
        Common stock issued:
          Cash                                         1,729,500    18,202,500
          Options                                        497,623     2,673,988
        Decrease in unrealized gain on
          available-for-sale securities                                                                             (83,210)
        Addition to shareholders' equity
          associated with change in subsidiaries'
          minority interest                                              7,436
                                                    ------------  ------------  ------------  ------------  ---------------
      Balance, December 31, 1996                      22,703,811   100,952,778   (32,146,859)   (1,428,565)           2,750
        Net loss                                                                  (1,532,801)
        Common stock issued:
          Cash                                            89,683       600,000
          Options                                        124,649       716,716
        Increase in unrealized gain on
          available-for-sale securities                                                                               8,250
                                                    ------------  ------------  ------------  ------------  ---------------
      Balance, December 31, 1997                      22,918,143  $102,269,494  $(33,679,660) $ (1,428,565) $        11,000
                                                    ============  ============  ============  ============  ===============

      The accompanying notes are an integral part of the consolidated financial statements.
     GOLD RESERVE CORPORATION and SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Years Ended December 31, 1997, 1996 and 1995

                                                                                   1997           1996           1995
                                                                                   ------------   ------------   ------------
     Cash Flow from Operating Activities:
       Net loss                                                                    $(1,532,801)   $   (829,938)  $   (337,303)
        Adjustments to reconcile net loss to net cash used by
          operating activities:Depreciation                                              47,042         38,831         28,549
            Accretion of discount on held-to-maturity securities                       (170,199)      (339,581)      (765,451)
            Foreign currency loss                                                        68,393        135,509        130,244
            Minority interest in consolidated subsidiaries                               21,951        (39,731)        (8,360)
            Net loss (gain) on disposition and revaluation of equity securities              --       (111,286)        11,770
            Changes in current assets and liabilities:
              Net decrease (increase) in current assets                                  19,556        (49,646)    (4,368,656)
              Net (decrease) increase in current liabilities                           (292,689)       676,673       (310,494)
                                                                                   ------------   ------------   ------------
                Net cash used by operating activities                                (1,838,747)      (519,169)    (5,619,701)
                                                                                   ------------   ------------   ------------
      Cash Flow from Investing Activities:
        Purchase of held-to-maturity securities                                     (23,603,702)   (17,396,948)   (20,609,690)
        Purchase of property, plant and equipment                                    (9,464,299)    (7,205,777)    (3,807,683)
        Proceeds from maturities of held-to-maturity securities                      16,639,926     23,925,000     32,824,000
        Net cash acquired from increased investment in majority owned,
          consolidated subsidiaries                                                          --        909,578             --
        Proceeds from sale of available-for-sale securities                                  --        123,936             --
        Other                                                                          (854,793)      (479,700)      (107,438)
                                                                                   ------------   ------------   ------------
                Net cash provided (used) by investing activities                    (17,282,868)      (123,911)     8,299,189
                                                                                   ------------   ------------   ------------
      Cash Flow from Financing Activities:
        Proceeds from issuance of common shares                                       1,316,716     20,876,488        740,357
                                                                                   ------------   ------------   ------------
                Net cash provided by financing activities                             1,316,716     20,876,488        740,357
                                                                                   ------------   ------------   ------------
      Change in Cash and Cash Equivalents:
        Net increase (decrease) in cash and cash equivalents                        (17,804,899)    20,233,408      3,419,845
        Cash and cash equivalents - beginning of year                                30,329,024     10,095,616      6,675,771
                                                                                   ------------   ------------   ------------
      Cash and cash equivalents - end of year                                      $ 12,524,125   $ 30,329,024   $ 10,095,616
                                                                                   ============   ============   ============
      Supplemental Cash Flow Information
        Cash paid during the year for:
          Interest, net of amount capitalized                                      $     25,691   $     11,841   $     10,202
        Other non-cash activities:
          Issuance of common shares for minority interest in subsidiaries                    --             --      9,882,028

      The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES:

          THE COMPANY. The Company was incorporated in Montana in 1956 for the purpose of acquiring, exploring and developing mining properties and placing these properties into production. The Company's principal activity is the exploration and development of the Brisas property in Venezuela.

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

          CASH AND CASH EQUIVALENTS. The Company considers short-term, highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for purposes of reporting cash equivalents and cash flows. At December 31, 1997, the Company had certificates of deposits totaling $622,860 pledged as security for bank loans related to the Gold Reserve KSOP Plan (see Note 4). At December 31, 1997, the Company had approximately $220,000 in U.S. banks in excess of federally insured limits and had approximately $148,000 in Venezuelan and Aruban banks.

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

          Substantially all of the Company's investment in property, plant and equipment represents amounts invested in the Brisas property. Management's capitalization of exploration and development costs and assumptions regarding the future recoverability of such costs is subject to the risks and uncertainties of developing a mineable ore reserve on the Brisas property which is based on engineering and geological estimates, future gold and copper prices, estimated plant construction and operating costs and the procurement of all necessary regulatory permits and approvals. These estimates could change in the future and this could affect the carrying value and the ultimate recoverability of the amounts recorded as property, mineral rights and capitalized exploration and development costs.

          Inflation and other economic conditions in Venezuela have resulted in political and social turmoil on occasion, which can be expected to continue. Such conditions have not materially adversely affected the Company's operations in Venezuela to date. Whether and to what extent current or future economic, regulatory or political conditions may materially adversely affect the Company's financial position, results of operations or cash flows in the future cannot be predicted.

          COMPREHENSIVE INCOME. Effective for fiscal years beginning after December 15, 1997, the preparation of financial statements in conformity with generally accepted accounting principles requires management to report net income as a component of comprehensive income in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. The classifications of comprehensive income under current accounting standards include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. Management does not expect that the implementation of this new reporting standard will have a material impact on the presentation of its consolidated financial statements.

          DISCLOSURES ABOUT SEGMENTS FOR AN ENTERPRISE AND RELATED INFORMATION. Commencing with the first quarter of 1998, the preparation of financial statements in conformity with generally accepted accounting principles requires management to report selected segment information in the Company's quarterly report issued to shareholders. It also requires Company-wide disclosures about the products and services provided by the Company, the countries in which it holds material assets and reports revenues, and its major customers. Management does not expect the application of this reporting standard will have a material impact on the presentation of its consolidated financial statements.

          NET LOSS PER SHARE. The Company adopted the provisions of SFAS No. 128 "Earnings Per Share" in 1997. Net loss per share (basic and diluted) is based on the weighted average number of common shares outstanding during each year, which has been reduced by the Company's proportionate ownership of common shares owned by Great Basin, MegaGold and Stanco Investments, A.V.V. (Stanco).
          As of December 31, 1997, 1996 and 1995, there were 2,908,075,
          1,962,092 and 1,636,793 shares available for issuance pursuant to the exercise of previously granted stock options, respectively. These options were not included in the computation of diluted loss per share as a loss was incurred in each of these years, and their inclusion would be anti-dilutive. As a result, the adoption of SFAS No. 128 had no impact on prior year net loss per share disclosure.

          RECLASSIFICATIONS. Certain reclassifications of the 1996 and 1995 consolidated financial statement balances have been made to conform with the 1997 presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.


      2.  INVESTMENTS:

          The Company accounts for its investments in equity securities as available-for-sale securities, and its investments in government-backed bonds as held-to-maturity securities according to the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Held-to-maturity securities consist primarily of U.S. Treasury bonds which are recorded at amortized cost. The bonds outstanding at December 31, 1997 mature as follows:
          $4,054,494 in 1998, $7,001,366 in 1999, $2,013,174 in 2001,
          $1,003,078 in 2004 and $1,504,355 in 2007.  All of the bonds mature or are callable in or before the year 2000.

                                                               Available-for-Sale Securities
                                                               ------------------------------------------------------------
                                                               Amortized Cost/   Unrealized     Unrealized     Quoted
                                                               Carrying Value    Gain           Loss           Market Value
                                                               ---------------   ------------   ------------   ------------
              December 31, 1997:
                Government backed bonds                         $ 15,576,467     $      8,606   $    (15,814)  $ 15,569,259
                                                                ============     ============   ============   ============

                                                               Amortized Cost/   Unrealized     Unrealized     Quoted
                                                               Carrying Value    Gain           Loss           Market Value
                                                               ---------------   ------------   ------------   ------------
              December 31, 1996:
                Government backed bonds                         $  8,442,492     $      2,629   $     (5,686)  $  8,439,435
                                                                ============     ============   ============   ============

                                                               Available-for-Sale Securities
                                                               ------------------------------------------------------------
                                                                                                               Carrying/
                                                                                 Unrealized     Unrealized     Quoted
                                                               Cost              Gain           Loss           Market Value
                                                               ---------------   ------------   ------------   ------------
              December 31, 1997:
                Gold Reserve Corporation                        $    220,318     $  2,293,119   $         --   $  2,513,437
                Less, ownership by the Company (1)                  (128,564)      (2,293,119)            --     (2,421,683)
                                                                -------------    ------------   ------------   ------------
                                                                      91,754               --             --         91,754
                Other equity securities                               25,000           11,000             --         36,000
                                                                -------------    ------------   ------------   ------------
                                                                $    116,754     $     11,000   $         --   $    127,754
                                                                =============    ============   ============   ============

                                                               Available-for-Sale Securities
                                                               ------------------------------------------------------------
                                                                                                               Carrying/
                                                                                 Unrealized     Unrealized     Quoted
                                                               Cost              Gain           Loss           Market Value
                                                               ---------------   ------------   ------------   ------------
              December 31, 1996:
                Gold Reserve Corporation                        $    220,318     $  6,409,956   $         --   $  6,630,274
                Less, ownership by the Company (1)                  (128,564)      (6,409,956)            --     (6,538,520)
                                                                ------------     ------------   ------------   ------------
                                                                      91,754               --             --         91,754
                Other equity securities                               25,000            2,750             --         27,750
                                                                ------------     ------------   ------------   ------------
                                                                $    116,754     $      2,750   $         --   $    119,504
                                                                ============     ============   ============   ============

          (1) The Gold Reserve Corporation shares above are owned by the Company's subsidiaries, Great Basin, MegaGold and Stanco. The Company's effective ownership of its own stock through its subsidiaries is deducted from the above number of shares held and recorded as a reduction of common stock outstanding on the balance sheets. These shares are carried at cost.

      3.  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment as of December 31, 1997 and 1996 consisted of the following:

                                                  1997         1996
                                                  -----------  -----------
            Domestic:
              Furniture and office equipment      $   289,633  $   217,860
              Transportation equipment                     --      162,000
              Leasehold improvements                   11,174       11,174
                                                  -----------  -----------
                                                      300,807      391,034
              Less accumulated depreciation          (155,024)    (137,719)
                                                  -----------  -----------
                                                      145,783      253,315
                                                  -----------  -----------
            Foreign:
              Property and mineral rights          11,002,335   11,002,335
              Capitalized exploration and
                development costs                  26,712,061   17,326,751
              Buildings                               262,208       86,989
              Furniture and fixtures                  384,409      346,996
              Transportation equipment                288,231      255,119
              Machinery and equipment                 308,552      289,874
                                                  -----------  -----------
                                                   38,957,796   29,308,064
              Less accumulated depreciation          (657,410)    (464,074)
                                                  -----------  -----------
                                                   38,300,386   28,843,990
                                                  -----------  -----------
              Total                               $38,446,169  $29,097,305
                                                  ===========  ===========

          In June 1995, the Company issued 1,329,185 common shares valued at $9.8 million in exchange for all outstanding shares, other than shares already held by the Company, of Gold Reserve Aruba and Glandon Company which hold the Company's interest in its Venezuelan subsidiaries. The fair value of the common shares issued to acquire the minority interests was recorded as additional property and mineral rights costs associated with the Brisas property.

      4.  EMPLOYEE BENEFIT KSOP PLAN:

          The Company's KSOP Plan, adopted in 1990 for the benefit of its employees, is comprised of two parts, (1) a salary reduction component, or 401(k), and (2) an employee stock ownership component, or ESOP. The salary reduction component has not, to date, been utilized by any participant. Common stock purchases by the KSOP Plan are financed by bank loans at between 7 and 8 percent interest and presently due in 1998. The amount shown on the balance sheet as non-current will be re-financed prior to its due date for at least one year. The loans are guaranteed by the Company and accordingly are recorded as a reduction to shareholders' equity. Allocation of common shares to participants' accounts is based on contributions by the Company, up to a maximum of 25 percent of the participants' annual compensation or $30,000, whichever is less, divided by the original purchase price of the common shares. The Company recorded expense related to KSOP plan contributions of $167,473, $150,000, and $92,247 in 1997, 1996, and 1995, respectively. As of December 31, 1997, 93,937 common shares remain unallocated to plan participants.


      5.  STOCK OPTION PLANS:

          The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) on January 1, 1996. Pursuant to the provisions of SFAS No. 123, the Company continues to measure compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" and provides pro forma disclosure of compensation expense related to stock-based plans using the fair value based method of accounting as shown below.

          The Company's Equity Incentive Plan allows for the granting of up to 2,000,000 common share purchase options, in addition to any options issued pursuant to previous plans, to officers, directors, and key individuals for terms of up to ten years. The vesting period of options ranges from immediately to up to three years. Stock option transactions for the last three years are as follows:

                                                           1997                   1996                   1995
                                                           --------------------   --------------------   --------------------
                                                                       Weighted               Weighted               Weighted
                                                                       Average                Average                Average
                                                                       Exercise               Exercise               Exercise
                                                           Shares      Price      Shares      Price      Shares      Price
                                                           ---------   --------   ---------   --------   ---------   --------
              Options outstanding, beginning of year       1,962,092   $   6.62   1,636,793   $   5.31     964,628   $   3.91
                 Options exercised                          (124,649)      5.72    (496,623)      5.44    (167,835)      2.78
                 Options canceled                           (209,368)      7.92    (136,178)      7.51    (118,334)      7.07
                 Options granted                           1,280,000       6.67     958,100       8.41     958,334       6.50
                                                           ---------   --------   ---------   --------   ---------   --------
              Options outstanding, end of year             2,908,075   $   6.60   1,962,092   $   6.64   1,636,793   $   5.31
                                                           =========   ========   =========   ========   =========   ========
              Options exercisable at end of year           2,185,392              1,460,406              1,044,053
                                                           =========              =========              =========

                                                           Price                  Price                  Price
                                                           Range                  Range                  Range
                                                           --------------------   --------------------   --------------------
              Option exercise price at end of year         $1.09-$14.69           $1.09-$14.69           $1.09-$8.19
              Option exercise price for exercisable
                 shares                                    $1.09-$14.69           $1.09-$13.51           $1.09-$7.06
              Weighted-average fair value of options
                 granted during the year                   $4.40                  $3.45                  $2.61


                                 Options Outstanding                          Options Exercisable
                                 ------------------------------------------   ----------------------------
                                               Weighted
                                               Average       Weighted                       Weighted
                                 Number        Remaining     Average          Number        Average
              Range of           Outstanding   Contractual   Exercise Price   Exercisable   Exercise Price
              Exercise Prices    at 12/31/97   Life          at 12/31/97      at 12/31/97   at 12/31/97
              ----------------   -----------   -----------   ---------------  -----------   --------------
              $ 1.09 to  1.24        222,852    4.66 years       $ 1.14           222,852       $1.14
                1.97 to  5.50        262,316    7.84 years         5.01           253,982        5.06
                5.63 to  5.63        435,000    8.01 years         5.63           435,000        5.63
                6.00 to  6.00        522,400    8.68 years         6.00           298,400        6.00
                7.06 to  7.38        470,540    7.35 years         7.10           418,873        7.07
                7.56 to  7.56        490,000    9.08 years         7.56           328,371        7.56
                7.75 to  9.88        291,167    8.99 years         8.71           107,831        8.79
               10.00 to 14.69        213,800    8.76 years        11.44           120,083       12.39
              ---------------    -----------   -----------       ------       -----------      ------
              $ 1.09 to 14.69      2,908,075    8.09 years       $ 6.60         2,185,392      $ 6.25
              ===============    ===========   ===========       ======       ===========      ======


          As of December 31, 1997, the average exercise price of outstanding options was $6.60, the Company's closing share price on NASDAQ was $3.63 and 92% of the outstanding options were exercisable at prices above market value. Had compensation cost for the Company's option plan been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                   1997          1996          1995
                                   -----------   -----------   -----------
            Net loss - as reported $(1,532,801)  $  (829,938)  $  (337,303)
            Net loss - pro forma   $(6,146,126)  $(3,421,234)  $(1,766,405)
            Net loss per share -
              as reported          $     (0.07)  $     (0.04)  $     (0.02)
            Net loss per share -
              pro forma            $     (0.28)  $     (0.16)  $     (0.09)

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: expected volatility of 90% for 1997 and 40% for 1996 and 1995; risk-free interest rates of 5.92% to 6.16%; no dividends, and expected option lives of 2.5 to 7 years.


      6.  RELATED PARTY TRANSACTIONS:

          MEGAGOLD. The President, Executive Vice President, Vice President-Finance and Vice President-Administration of the Company are also officers, directors and/or shareholders of MegaGold. At December 31, 1997 and 1996, the Company owned 23,304,174 common shares of MegaGold and MegaGold owned 125,083 common shares of the Company. In addition, MegaGold owned 280,000 common shares of Great Basin at December 31, 1997 and 1996. The Company performs various administrative functions and sublets a portion of its office space to MegaGold for $1,200 per year.

          GREAT BASIN. The President, Executive Vice President and Vice President-Finance and Vice President-Administration of the Company are also officers, directors and/or shareholders of Great Basin. At December 31, 1997 and 1996, the Company owned 24,210,636 common shares of Great Basin and Great Basin owned 391,161 common shares of the Company. Great Basin also owned 170,800 common shares of MegaGold at December 31, 1997 and 1996. The Company performs various administrative functions and sublets a portion of its office space to Great Basin for $1,200 per year.

          LEGAL FEES PAID TO DIRECTOR. One of the Company's directors also serves as Canadian legal counsel for the Company. During 1997, 1996 and 1995, the Company incurred expenses of approximately $292,000, $149,000, and $60,000 respectively, for services performed by the director and his firm, in which he is Chairman and a partner. At December 31, 1997, approximately $112,000 of these fees are included in accounts payable and accrued expenses.

          NOTE RECEIVABLE FROM AN OFFICER. As of December 31, 1997 and 1996, the Company had a $50,000 note receivable due from an officer. The note bears interest at 5.2% and is due in one year.


      7.  INCOME TAX:

          The Company accounts for income taxes according to the provisions of SFAS No. 109, "Accounting for Income Taxes." No income tax benefit has been recorded for the three years ended December 31, 1997 due to the uncertainty of recoverability of the benefit associated with the net operating loss carryforwards.

          The Company's Venezuelan subsidiaries are subject to Venezuelan income tax. All costs related to the Company's Brisas property have been recorded as capitalized exploration and development costs for tax purposes, and therefore the Company has not recorded any foreign tax attributes. No income tax has been paid or accrued by the Company's subsidiaries during 1997, 1996 and 1995. The Company has recorded a valuation allowance to reflect the estimated amount of the deferred tax asset which may not be realized, principally due to the uncertainty of utilization of net operating losses and other carryforwards prior to expiration. The valuation allowance for deferred tax assets may be reduced in the near term if the Company's estimate of future taxable income changes.

          The components of the deferred tax assets and liabilities as of December 31, 1997 and 1996 were as follows:

                                               Deferred Tax Asset
                                               (Liability)
                                               ---------------------------
                                               1997           1996
                                               ------------   ------------
            Accounts payable and accrued
              expenses                         $     66,910   $     34,736
            Investment income                      (165,533)      (105,037)
            Property, plant and equipment         8,497,773      8,497,728
                                               ------------   ------------
            Total temporary differences           8,399,150      8,427,427
            Net operating loss carryforward       2,383,006      1,797,395
            Investment tax credit                     5,967          5,967
            Alternative minimum tax credit           19,871         19,871
                                               ------------   ------------
            Total temporary differences,
              operating losses and tax credit
              carryforwards                      10,807,994     10,250,660
            Valuation allowance                 (10,807,994)   (10,250,660)
                                               ------------   ------------
            Net deferred tax asset             $         --   $         --
                                               ============   ============

          The changes in the valuation allowance for the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                 1997          1996          1995
                                                 -----------   -----------   ------------
              Balance, beginning of year         $10,250,660   $10,217,583   $ 10,348,600
              Change in valuation allowance
                 due to change in deferred tax
                 asset subject to uncertainty
                 of recovery                         557,334        33,077       (131,017)
                                                 -----------   -----------   ------------
              Balance, end of year               $10,807,994   $10,250,660   $ 10,217,583
                                                 ===========   ===========   ============

          At December 31, 1997, the Company had the following U.S. federal tax basis loss carryforwards and tax credits:

                                                      Amount       Expires
                                                      ----------   -------
            Regular tax net operating loss:           $  272,248    2006
                                                       1,650,395    2007
                                                       1,244,312    2008
                                                         700,536    2009
                                                         609,833    2010
                                                         808,573    2011
                                                       1,722,385    2012
                                                      ----------
                                                      $7,008,282
                                                      ==========

            Alternative minimum tax net
              operating loss:                         $  289,523    2006
                                                       1,624,454    2007
                                                       1,218,023    2008
                                                         671,999    2009
                                                         572,555    2010
                                                         781,796    2011
                                                       1,700,000    2012
                                                      ----------
                                                      $6,858,350
                                                      ==========

            Investment tax credit                     $    5,967    2001
            Alternative minimum tax credit            $    9,871      --


      8.  GEOGRAPHIC SEGMENTS:

                                               United States   Venezuela     Consolidated
                                               -------------   -----------   ------------
              December 31, 1997:
                 Depreciation                   $    47,042    $        --   $    47,042
                 Net loss                       $ 1,455,169    $    77,632   $ 1,532,801

                 Identifiable assets:(1)
                   Property, plant and equip-
                     ment, net                  $   145,783    $38,300,386   $38,446,169
                   General corporate assets      32,996,934      1,849,891    34,846,825
                                                -----------    -----------   -----------
                   Identifiable assets at
                     December 31, 1997          $33,142,717    $40,150,277   $73,292,994
                                                ===========    ===========   ===========

                                               United States   Venezuela     Consolidated
                                               -------------   -----------   ------------
              December 31, 1996:
                 Depreciation                   $    38,831    $        --   $    38,831
                 Net loss                       $   656,435    $   173,503   $   829,938

                 Identifiable assets: (1)
                   Property, plant and equip-
                     ment, net                  $   253,315    $28,843,990   $29,097,305
                   General corporate assets      43,479,713      1,194,549    44,674,262
                                                -----------    -----------   -----------
                 Identifiable assets at
                   December 31, 1996            $43,733,028    $30,038,539   $73,771,567
                                                ===========    ===========   ===========
              December 31, 1995:
                 Depreciation                   $    28,549             --   $    28,549
                 Net loss                       $   182,216    $   155,087   $   337,303

                 Identifiable assets: (1)
                   Property, plant and equip-
                     ment, net                  $   247,383    $21,818,485   $22,065,868
                   General corporate assets      29,473,430        722,409    30,195,839
                                                -----------    -----------   -----------
                 Identifiable assets at
                   December 31, 1995            $29,720,813    $22,540,894   $52,261,707
                                                ===========    ===========   ===========

            (1) Identifiable assets of each segment are those that are directly identified with those operations. General corporate assets consist primarily of cash, cash equivalents and investment securities.


      9.  LITIGATION SETTLEMENT:

          Pursuant to a December 1994 litigation settlement agreement related to an ownership dispute of the Brisas property, the Company placed $4.5 million in escrow to be released to one of the defendants at such time as the Company receives the mining title to the hardrock concession for the Brisas property on or before January 1, 2000. The Company paid $22,512,500 in common shares and cash, including funds held in escrow and recorded the litigation settlement as an expense in 1994. The Brisas hardrock concession was published in the Official Gazette of the Republic of Venezuela on March 3, 1998 and the funds in escrow were released to the defendant in the litigation on or around
          March 20, 1998.

     10.  SHAREHOLDER RIGHTS PLAN:

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


     11.  DIFFERENCES BETWEEN U.S. AND CANADIAN GAAP:

          The Company prepares its consolidated financial statements in accordance with generally accepted accounting principles (GAAP) in the United States. The differences between U.S. GAAP and Canadian GAAP had no effect on total shareholders' equity as of December 31, 1997 and 1996 nor net loss for the years ended December 31, 1997, 1996 and 1995.

          Under Canadian GAAP, the other non-cash activities noted in the supplemental cash flow information would be included in the Statement of Cash Flows. Accordingly, under Canadian GAAP, net cash used by investing activities would have been $1,582,839 and net cash provided by financing activities would have been $10,622,385 in the 1995 Statement of Cash Flows.

     PART III

     ITEM 10. Directors and Executive Officers of the Registrant
     -----------------------------------------------------------
     The information requested by this item is contained in the registrant's 1998 Proxy Statement and is incorporated by reference herein.

     ITEM 11. Executive Compensation
     -------------------------------
     The information requested by this item is contained in the registrant's 1998 Proxy Statement and is incorporated by reference herein.

     ITEM 12. Security Ownership of Certain Beneficial Owners and
              Management
     ------------------------------------------------------------
     The information requested by this item is contained in the registrant's 1998 Proxy Statement and is incorporated by reference herein.

     ITEM 13. Certain Relationships and Related Transactions
     -------------------------------------------------------
     The information requested by this item is contained in the registrant's 1998 Proxy Statement and is incorporated by reference herein.

     PART IV

     ITEM 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K
     ----------------------------------------------------------------
     EXHIBITS. The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted. Exhibits filed herewith appear beginning at page 36.

     Exhibit
     Number     Exhibit
     -------    -----------------------------------------------------------
     3.1        Articles of Incorporation of Registrant, as amended.  Filed as Exhibit C to the Registrant's Registration Statement on
                Form 10 dated July 12, 1982 and incorporated by reference herein.

     3.2        Bylaws of Registrant, as amended March 4, 1993.  Filed as
                Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference herein.

     10.1 Mining Operations Agreement dated July 1, 1992 between Compania Minera Bajo Caroni - Caromin, C.A. and Compania Minera Unicornio, C.A. Filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference herein.

     10.2 Stock Purchase Agreement dated August 1992 between Antonio Sosa Aviles and Servicios Escriber S.R.L., and Stock Purchase Agreement dated November 26, 1992 between Servicios Escriber S.R.L. and Gold Reserve de Venezuela. Filed as Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference herein.

     10.3       License and Technical Assistance Agreement dated
                September 1, 1992 between Registrant and Compania Minera Unicornio, C.A. Filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference herein.

     10.4 Credit Agreement dated October 13, 1992 between Registrant and Compania Aurifera Brisas del Cuyuni, C.A. Filed as
                Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference herein.

     10.5       Services Agreement dated November 6, 1992 between
                Registrant and A. Douglas Belanger. Filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated by reference herein.

     Exhibit
     Number     Exhibit
     -------    -----------------------------------------------------------
     10.6       Settlement Agreement dated December 21, 1994 among the
                Registrant, Brisas, GLDR, Marwood International Ltd., TVX
                Gold, Inc., BlueGrotto Trading Limited and Inversiones
                871010, C.A. Filed as an exhibit to the Registrant's current report on Form 8-K dated December 21, 1994 and incorporated by reference herein.

     10.7       Services Agreement dated February 4, 1997 between
                Registrant and James P. Geyer. Filed as Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
     13*

     16.1*

     18*

     19*

     21.1       Subsidiaries of Registrant.

     23.1       Consent of Coopers & Lybrand L.L.P.

     24*

     25*

     27.1       Financial Data Schedule

     28*

     29*

     * Items denoted by an asterisk have either been omitted or are not applicable.

     FINANCIAL STATEMENTS. An index to the financial statements included in this report appears at page 18. The financial statements themselves appear at pages 20 through 32 of this report.

     REPORTS ON FORM 8-K. No report on Form 8-K was issued during the quarter ended December 31, 1997.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GOLD RESERVE CORPORATION

                                   By: s/ Rockne J. Timm
                                       ------------------------------------
                                       Rockne J. Timm, its Chairman of the
                                         Board, President and Chief
                                         Executive Officer
                                       March 18, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By:  s/ Robert A. McGuinness
          ----------------------------------------------------
          Robert A. McGuinness, Vice President of Finance
          and Chief Financial Officer, its Principal Financial
          and Accounting Officer
          March 18, 1998

     By:  s/ James P. Geyer
          -------------------------------------------------------
          James P. Geyer, Senior Vice President, Director
          March 18, 1998

     By:  s/ A. Douglas Belanger
          -------------------------------------------------------
          A. Douglas Belanger, Executive Vice President, Director
          March 18, 1998

     By:  s/ Jean Charles Potvin
          -------------------------------------------------------
          Jean Charles Potvin, Director
          March 18, 1998

     By:  s/ James H. Coleman
          -------------------------------------------------------
          James H. Coleman, Director
          March 18, 1998

     By:  s/ Patrick D. McChesney
          -------------------------------------------------------
          Patrick D. McChesney, Director
          March 18, 1998

     By:  s/ Chris D. Mikkelsen
          -------------------------------------------------------
          Chris D. Mikkelsen, Director
          March 18, 1998