Form 10-Q
period 1998-03-31
GOLD RESERVE CORP
filed 1998-05-14
CIK 42119

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 1998



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]

     The number of shares of common stock issued at April 30, 1998 was 22,974,143.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

     CONSOLIDATED BALANCE SHEETS
     March 31, 1998 and December 31, 1997
     (unaudited)

                                                March 31,     December 31,
                                                1998          1997
                                                ------------  ------------
                      ASSETS

     Current Assets:
       Cash and cash equivalents                $ 15,137,058  $ 12,524,125
     Investments:
       Held-to-maturity securities                 4,003,319     4,054,494
       Accrued interest on investments               155,146       240,757
     Deposits, advances and other                    632,782       411,725
     Litigation settlement held in escrow                 --     4,500,000
                                                ------------  ------------
         Total current assets                     19,928,305    21,731,101

     Property, plant and equipment, net           39,138,841    38,446,169
     Investments:
       Available-for-sale securities                 119,504       127,754
       Held-to-maturity securities                 7,592,865    11,521,973
     Other                                         1,434,513     1,465,997
                                                ------------  ------------
         Total assets                           $ 68,214,028  $ 73,292,994
                                                ============  ============

     LIABILITIES

     Current Liabilities:
       Accounts payable and accrued expenses    $    800,887  $    646,203
       Note payable - KSOP, current portion               --       188,470
       Litigation settlement payable                      --     4,500,000
                                                ------------  ------------
         Total current liabilities                   800,887     5,334,673

     Note payable - KSOP, non-current portion        264,771       434,390
     Minority interest in consolidated
       subsidiaries                                  983,661       974,522
                                                ------------  ------------
         Total liabilities                         2,049,319     6,743,585

     Commitments and contingencies

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     March 31, 1998 and December 31, 1997
     (unaudited)


                                                March 31,     December 31,
                                                1998          1997
                                                ------------  ------------
     SHAREHOLDERS' EQUITY

     Serial preferred stock, without par value
       Authorized: 20,000,000 shares
       Issued: none
     Common stock, without par value
       Authorized: 480,000,000 shares
       Issued: 1998... 22,974,143;
       1997... 22,918,143
       Outstanding: 1998... 22,493,099;
       1997... 22,437,099                       $102,300,494  $102,269,494
     Less, common stock held by affiliates        (1,428,565)   (1,428,565)
     Accumulated other comprehensive income            2,750        11,000
     Accumulated deficit                         (34,445,199)  (33,679,660)
     KSOP debt guarantee                            (264,771)     (622,860)
                                                ------------  ------------
         Total shareholders' equity               66,164,709    66,549,409
                                                ------------  ------------
         Total liabilities and shareholders'
           equity                               $ 68,214,028  $ 73,292,994
                                                ============  ============

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS For the Three Months Ended March 31, 1998 and 1997
     (unaudited)

                                                1998          1997
                                                ------------  ------------
     Other Income:
       Interest                                 $    359,257  $    434,491
       Foreign currency loss                         (25,874)      (25,366)
                                                ------------  ------------
                                                     333,383       409,125
                                                ------------  ------------
     Expenses:
       General and administrative                    483,946       518,419
       Directors' and officers' compensation         495,500       449,854
       Legal and accounting                           87,864        78,172
       Depreciation                                   11,244        11,574
       Interest expense, net of amount
         capitalized                                  11,229         4,543
       Minority interest in net income (loss)
         of consolidated subsidiaries                  9,139        (1,717)
                                                ------------  ------------
                                                   1,098,922     1,060,845
                                                ------------  ------------
     Net loss                                       (765,539)     (651,720)

     Other comprehensive (loss) income                (8,250)        4,750
                                                ------------  ------------
     Comprehensive loss                         $   (773,789) $   (646,970)
                                                ============  ============
     Net loss per share - basic and diluted     $      (0.03) $      (0.03)
                                                ============  ============
     Weighted average common shares
       outstanding                                22,441,829    22,263,673
                                                ============  ============

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Three Months Ended March 31, 1998 and 1997
     (unaudited)

                                                1998          1997
                                                -----------   -----------
     Cash Flows from Operating Activities:
       Net loss                                 $  (765,539)  $  (651,720)
       Adjustments to reconcile net loss to
         net cash (used) provided by operating
         activities:
           Depreciation                              11,244        11,574
           Amortization of premium (discount)
             on held-to-maturity securities          10,694       (53,363)
           Foreign currency loss                     25,874        25,366
           Minority interest in net income
             (loss) of consolidated
             subsidiaries                             9,139        (1,717)
           Changes in current assets and
             liabilities:
               Net decrease (increase) in
               current assets                     4,364,554       (74,547)
             Net (decrease) increase in
               current liabilities               (4,345,316)      779,401
                                                -----------   -----------
                 Net cash (used) provided by
                   operating activities            (689,350)       34,994
                                                -----------   -----------

     Cash Flows from Investing Activities:
       Proceeds from maturities of held-
         to-maturity securities                  10,056,187     4,000,000
       Purchase of held-to-maturity
         securities                             (6,086,598)   (12,999,375)
       Purchase of property, plant and
         equipment                                 (729,790)   (2,362,945)
       Other                                         31,484      (215,403)
                                                -----------   -----------
                 Net cash provided (used)
                   by investing activities        3,271,283   (11,577,723)
                                                -----------   -----------

     Cash Flows from Financing Activities:
       Proceeds from issuance of common
         shares                                      31,000       717,124
                                                -----------   -----------
                 Net cash provided by
                   financing activities              31,000       717,124
                                                -----------   -----------

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
     For the Three Months Ended March 31, 1998 and 1997
     (unaudited)

                                                1998          1997
                                                -----------   -----------

     Change in Cash and Cash Equivalents:
       Net increase (decrease) in cash and
         cash equivalents                       $ 2,612,933  $(10,825,605)
       Cash and cash equivalents -
         beginning of period                     12,524,125    30,329,024
                                                -----------   -----------
       Cash and cash equivalents -
         end of period                          $15,137,058   $19,503,419
                                                ===========   ===========

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     March 31, 1998


     The Company and Selected Notes to the Financial Statements
     ----------------------------------------------------------

     The Company
     -----------
     Gold Reserve Corporation (the "Company") is a mining company incorporated in the state of Montana in 1956 for the purpose of acquiring, exploring and developing mining properties and placing them into production. The Company's principal asset, the Brisas property, is a late exploration-stage gold and copper mineralized deposit located in the KM 88 mining district of the State of Bolivar in the southeastern part of the country of Venezuela.

     The Company and a number of independent consultants are preparing a feasibility study for the Brisas property. The initial stage of the study, a pre-feasibility report, was completed in February of 1998 and included tradeoff studies for plant throughput rates, as well as an analysis of the optimum processing facilities, site and ancillary facilities and tailings impoundment. Management anticipates that the final feasibility study will be completed in 1999.

     A number of significant events must occur before commercial production on the Brisas property can begin, including the establishment of proven and probable reserves, obtaining financing for anticipated mine development costs and the procurement of all necessary regulatory permits and approvals. The Company has no revenue producing mining operations at this time, and exploration and development of the Brisas property is currently the Company's sole business. The Company's strategy for growth is to develop mining and process operations at its Brisas property through the successful development of mineable reserves and make selective property or corporate acquisitions.

     Financial Information
     ---------------------
     The December 31, 1997 balance sheet has been derived from the Company's 1997 audited consolidated financial statements. The notes to the consolidated financial statements as of December 31, 1997 as set forth in the Company's 1997 Form 10-K, substantially apply to these interim financial statements at March 31, 1998 and are not repeated here. The financial information given in the accompanying unaudited financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation for the periods reported.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     March 31, 1998

     Consolidated Financial Statements
     ---------------------------------
     The Company's operations in Venezuela are conducted through subsidiary corporations. The consolidated financial statements include the accounts of the Company, three Venezuelan subsidiaries, Gold Reserve de Venezuela, C.A. (GLDRV), Compania Aurifera Brisas del Cuyuni, C.A.(Brisas), Compania Minera Unicornio, C.A. (Unicorn), two domestic majority-owned subsidiaries, Great Basin Energies, Inc. (Great Basin) and MegaGold Corporation (MegaGold) and seven Aruban subsidiaries which were formed to hold the Company's interest in its foreign subsidiaries or for future transactions. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's policy is to consolidate those subsidiaries where majority control exists and is other than temporary.

     Net Loss per Share
     ------------------
     Net loss per share (basic and diluted) is based on the weighted average number of common shares outstanding during each year which has been reduced by the Company's proportionate ownership of common shares owned by Great Basin, MegaGold and Stanco Investments, A.V.V. (Stanco). As of March 31, 1998 and 1997, there were 3,552,075 and 2,377,565 shares available for issuance pursuant to the exercise of previously granted stock options, respectively. These options were not included in the computation of diluted loss per share as a loss was incurred in each of the periods presented in the statement of operations and other comprehensive loss and their inclusion would be anti-dilutive.

     Item 2. Management's Discussion and Analysis of Financial Condition And Results of Operations

     Forward Looking Statements
     --------------------------
     The information presented in or incorporated by reference in this Quarterly Report on Form 10-Q includes both historical information and "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) relating to the future results of the Company (including projections and business trends), which involve risks and uncertainties. Prospective investors are cautioned not to put undue reliance on forward-looking statements, and should not infer that there has been no change in the affairs of the Company since the date of this Quarterly Report on Form 10-Q that would warrant any modification of any forward-looking statement made in this document or other documents filed periodically with the SEC. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this notice. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. The Company cautions that numerous factors which are disclosed in the Company's Annual Report on Form 10-K under the heading "Risk Factors" and elsewhere in documents filed from time to time with the Securities and Exchange Commission ("SEC"), including this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those in the forward-looking statements, including without limitation the risk that one or more of the following matters may negatively affect the Company: the Company's Brisas feasibility study may conclude that development of the Brisas property would be uneconomic or actual ore reserves, costs, recovery rates, construction schedules and metals production levels may vary considerably from those used in the feasibility study. Likewise, continued low metals prices, production volatility, concentration of operations and assets in Venezuela, regulatory, environmental (including the Imataca Forest Reserve), political and economic issues associated with investments in Venezuela, anticipated or estimated future project development costs, need for additional funding, dependence upon the abilities and continued participation of certain key employees of the Company, and the uncertainty normally incident to the operation and development of mining properties may also cause adverse results for the Company.

     Brisas Property
     ---------------

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

     In 1992, the Company acquired its Brisas subsidiary (which has held the Brisas alluvial concession since 1988) and submitted an application for the Brisas hardrock concession in February 1993. The Brisas hardrock concession was published (officially granted) in the Official Gazette of the Republic of Venezuela on March 3, 1998. The Brisas alluvial concession is a production concession with an original term of twenty (20) years, with two renewal periods of 10 years each, at the discretion of the Ministry of Energy and Mines ("MEM"), and a three percent (3%) tax on sales of gold production outside of Venezuela. The Brisas hardrock concession is a production concession with a term of twenty (20) years with two subsequent renewal periods of 10 years each, at the discretion of the MEM. The hardrock concession provides for a four percent (4%) tax on sales of gold production outside of Venezuela and a seven percent (7%) mine-mouth tax on copper production. Gold sold directly to the Central Bank of Venezuela (the "Central Bank") is taxed at one percent (1%).

     IMATACA FOREST RESERVE. The Brisas property is located within the Imataca Forest Reserve (the "Imataca"), which is comprised of 3.6 million hectares in the State of Bolivar. In 1986, an area (in which the Brisas property is located) in the southwestern part of the Imataca was authorized, by presidential decree, for mining exploration and exploitation activities. In 1997, legislation to identify additional uses and activities within the Imataca was enacted by presidential decree. Previously, mining activity outside of the area authorized for mining in 1986 had been denied environmental authorization by the government. Since the 1997 legislation expanding the uses and activities within the Imataca was issued, several parties have challenged its constitutionality and also moved to have all previously issued regulations allowing mining activities within the Imataca overturned. In response to this challenge, the Venezuelan Supreme Court (the "Court") issued an order prohibiting the MEM from granting new concessions pursuant to the 1997 legislation, however the Court excluded from its order challenges to previous legislation authorizing mining in certain regions of the Imataca. The Company has been advised by its Venezuelan attorneys that it is unlikely that future rulings by the Court related to this issue will impact the Company's concessions, but there can be no assurance that an adverse ruling that affects the Company will not occur.

     DEVELOPMENT. The Company engaged JE MinCorp, a Division of Jacobs Engineering Group Inc. and a number of other independent consultants to prepare a feasibility study on the Brisas mineralized deposit, the initial stage of which, a pre-feasibility report, was completed in early 1998. The report included a "Base Case" analysis of the proposed project assuming $375 per ounce gold and $1 per pound copper as well as additional sensitivity analyses using $350 and $300 per ounce gold and $.90 and $.80 per pound of copper, respectively. The Brisas mineralized deposit does not yet qualify as a commercially mineable ore body under standards promulgated by the SEC and may so qualify only after a positive comprehensive economic, technical and legal feasibility study has been completed.

     Assuming a gold price of $375 per ounce, copper price of $1.00 per pound, an internal cutoff grade of 0.40 grams of gold per tonne and open pit mining methods, the pre-feasibility report concluded that the Brisas property contains mineralization consisting of approximately
     249.2 million tonnes with an average grade of 0.70 grams of gold per tonne and 0.14% copper. Total material expected to be moved is estimated to be 668 million tonnes resulting in a strip ratio of 1.68:1 (waste to mineralization). Alternatively, assuming a gold price of $350 and $300 per ounce and copper price of $0.90 and $0.80 per pound, the Brisas property is estimated to contain mineralization (based on a preliminary Whittle pit design) of approximately 239.3 and
     177.1 million tonnes with an average grade of 0.71 and 0.80 grams per tonne gold and 0.14% and 0.12% copper, respectively. The pre-feasibility report also estimates that the Company may achieve gold recovery of 83 percent and copper recovery of 73 percent at the Brisas property. The feasibility study is expected to be completed in mid 1999.

     The pre-feasibility report conclusions are based on the assumption that the Brisas property will be developed as a large-scale open pit mining operation with conventional crushing and grinding with SAG and ball mills followed by gravity separation resulting in the production of gold-copper concentrate and gold dore. Planned mining facilities are expected to be capable of processing approximately 55,000 tonnes per day, yielding an estimated average annual production of as much as 335,000 ounces of gold and 38.3 million pounds of copper, over a mine life of 14.2 years.

     Construction of the currently planned facility is expected to take approximately 18 months, with commissioning and achievement of commercial production expected shortly thereafter. Under the timetable presently contemplated by the Company, initial construction would commence no earlier than mid 1999, with full production expected to commence no earlier than January 2001. The ultimate design of the plant is subject to the results of the final feasibility study.

     Base case pre-feasibility report estimates of pre-tax operating cash costs, including mining, processing, concentrate transportation, smelting and refining expenses, total $222 per ounce of gold net of copper revenues. Total pre-tax costs per ounce of gold produced including life of mine capital are estimated at $295, excluding previously incurred sunk costs of approximately $38 million or approximately $8 per ounce of gold. Exploitation taxes and royalties add approximately $9 per ounce of gold to the total cost per ounce. The base case pre-tax net present value of the project (assuming $375 per ounce of gold and $1.00 per pound of copper) at zero percent is $354.9 million with an internal rate of return of 11.8%.

     OUTLOOK. The major focus of the Company in the upcoming twelve to fifteen months will be permitting, securing additional sites required for process facility infrastructure, the completion of the final feasibility study and securing adequate funding to finance the construction of the Brisas mining facility. A period of one year is anticipated in the overall project schedule for permitting as well as completion of the final feasibility study. In addition, continuation or completion of metallurgical testing, geotechnical and hydrological investigations, electrical power supply and concentrate sales agreements, and development and condemnation drilling will occur prior to completion of the final feasibility study. It is estimated that an additional $5 million will be spent for completion of the final feasibility study.

     Liquidity and Capital Resources
     -------------------------------

     INVESTING. During the three months ended March 31, 1998, the Company expended approximately $.7 million for exploration and development of the Brisas property. The cumulative amount of $61.6 million expended on the Brisas property is comprised of acquisition costs, capitalized exploration and development costs and equipment expenditures and litigation settlement costs. Amounts recorded as property, plant and equipment (capitalized exploration and development costs) include all costs associated with the Brisas property, including personnel and related administrative expenditures incurred in Venezuela, drilling and related exploration costs, capitalized interest expenses and general support costs related to the Brisas property.

     The overall corporate budget for 1998, excluding any future construction costs related to the mining facilities at the Brisas property, amounts to $7 million. Approximately $5 million is allocated to further exploration and future development drilling, permitting, administration and the necessary work required to complete the Brisas feasibility study, which is expected to be finalized during mid 1999.

     The recovery plant, as presently proposed in the Brisas pre-feasibility report, is expected to consist of a conventional 55,000 tonne per day, gravity/flotation/cyanidation process plant and cost an estimated $293 million. Ongoing life of mine capital requirements are estimated at $53 million and working capital needs are estimated at $15 million. The ultimate design of the plant is subject to the results of the final feasibility study. Detailed engineering work will commence after the receipt of the necessary operating and environmental permits and as gold and copper prices warrant. Final development of the Brisas property is dependent upon the then current price and/or expectation of future prices of gold and copper, completion of a bankable feasibility study including the establishment of proven and probable reserves, obtaining adequate financing, and obtaining the appropriate environmental and operating permits.

     During the three months ended March 31, 1998, the Company decreased its net investment in held-to-maturity securities, by approximately $4 million. The increase in cash and cash equivalents for the three month period ended March 31, 1998 was primarily due to the maturity of held-to-maturity securities partially offset by investments in property, plant and equipment. In addition, pursuant to a 1994 litigation settlement agreement related to an ownership dispute of the Brisas property, the Company placed $4.5 million in escrow to be released to one of the defendants at such time as the Company received the mining title to the hardrock concession for the Brisas property on or before January 1, 2000. In March 1998, the Brisas hardrock concession was published in the Official Gazette of the Republic of Venezuela and the funds in escrow were released to the defendant in the litigation.

     FINANCING. The Company has financed its general business and exploration and development activities in Venezuela principally from the sale of common stock and will require additional financing in order to place the Brisas property into production which is currently estimated to cost in excess of $300 million. Future construction costs and development expenses, and the cost of placing the Brisas property or additional future properties into production, if warranted, are expected to be financed by a combination of the sale of additional common stock, bank borrowings or other means. Whether and to what extent additional or alternative financing options are pursued by the Company depends on a number of important factors, including if and when mine development activities are commenced on the Brisas property, management's assessment of the financial markets, the price of gold, the potential acquisition of additional properties or projects and the overall capital requirements of the consolidated corporate group.

     As of April 30, 1998, the Company held approximately $26.5 million in cash and current and long-term held-to-maturity securities. At this time, management anticipates that its current cash and investment positions are adequate to cover estimated operational and capital expenditures (excluding estimated mine construction costs) associated with the 1998 exploration and development program on the Brisas property.

     Results of Operations
     ---------------------

     MARCH 31, 1998 COMPARED TO MARCH 31, 1997. Consolidated net loss for the three months ended March 31, 1998 amounted to $765,539 or $0.03 per share compared to consolidated net loss of $651,720 or $0.03 per share, for the same period in 1997 as a result of the following:
     Other income for the current three month period decreased over the comparable period in 1997 due to decreased interest income from lower average levels of invested cash. Operating expenses during the three months ended March 31, 1998 stayed substantially the same as the comparable period in 1997.

     New Accounting Pronouncements
     -----------------------------

     The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments for an Enterprise and Related Information" in 1998. The implementation of these new standards did not have a material impact on the presentation of the consolidated financial statements.


     PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K.

              a) Exhibit 27 - Financial Data Schedule
              b) There were no reports on Form 8-K for the quarter ended
                 March 31, 1998


     Signature
     ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        GOLD RESERVE CORPORATION

                                        By: /s/ Robert A. McGuinness
                                            ------------------------
                                            Vice President - Finance
                                            Chief Financial Officer
                                            May 11, 1998