Form 10-Q
period 1998-06-30
GOLD RESERVE CORP
filed 1998-08-14
CIK 42119

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended June 30, 1998



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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

     The number of shares of common stock issued at August 11, 1998 was 23,172,134.

     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q June 30, 1998
     CONSOLIDATED BALANCE SHEETS
     June 30, 1998 and December 31, 1997 (unaudited)

                                                June 30,      December 31,
                                                1998          1997
                                                ------------  ------------
     ASSETS

     Current Assets:
       Cash and cash equivalents                $ 14,945,684  $ 12,524,125
       Investments:
         Held-to-maturity securities               6,056,449     4,054,494
         Accrued interest on investments             163,106       240,757
       Deposits, advances and other                  471,494       411,725
       Litigation settlement held in escrow                      4,500,000
                                                ------------  ------------
           Total current assets                   21,636,733    21,731,101

     Property, plant and equipment, net           39,744,207    38,446,169
     Investments:
       Available-for-sale securities               1,175,771       127,754
       Held-to-maturity securities                 3,499,592    11,521,973
     Other                                         1,373,841     1,465,997
                                                ------------  ------------
           Total assets                         $ 67,430,144  $ 73,292,994
                                                ============  ============
     LIABILITIES

     Current Liabilities:
       Accounts payable and accrued expenses    $    457,724  $    646,203
       Note payable - KSOP, current portion          564,771       188,470
       Litigation settlement payable                             4,500,000
                                                ------------  ------------
           Total current liabilities               1,022,495     5,334,673

     Note payable - KSOP, non-current portion                      434,390
     Minority interest in consolidated
       subsidiaries                                  993,541       974,522
                                                ------------  ------------
           Total liabilities                       2,016,036     6,743,585
                                                ------------  ------------
     Commitments and contingencies

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q June 30, 1998
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     June 30, 1998 and December 31, 1997 (unaudited)

                                                June 30,      December 31,
                                                1998          1997
                                                ------------  ------------
     SHAREHOLDERS' EQUITY

     Serial preferred stock, without par value
       Authorized: 20,000,000 shares
       Issued:     none
     Common stock, without par value
       Authorized:   480,000,000 shares
       Issued:       1998... 23,083,943;
                     1997... 22,918,143
       Outstanding:  1998... 22,542,022;
                     1997... 22,437,099         $102,439,014  $102,269,494
     Less, common stock held by affiliates        (1,543,380)   (1,428,565)
     Accumulated other comprehensive (loss)
       income-Unrealized gain (loss) on
       available-for-sale securities                 (14,770)       11,000
     Accumulated deficit                         (34,901,985)  (33,679,660)
     KSOP debt guarantee                            (564,771)     (622,860)
                                                ------------  ------------
     Total shareholders' equity                   65,414,108    66,549,409
                                                ------------  ------------
     Total liabilities and shareholders'
       equity                                   $ 67,430,144  $ 73,292,994
                                                ============  ============

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q June 30, 1998
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
     For the Three and Six Months Ended June 30, 1998 and 1997 (unaudited)


                                            Three Months Ended          Six Months Ended
                                            -------------------------   -------------------------
                                            1998          1997          1998          1997
                                            -----------   -----------   -----------   -----------
      Other Income:
        Interest                            $   321,001   $   533,238   $   680,258   $   967,729
        Foreign currency gain (loss)            (85,146)        5,067      (111,020)      (20,299)
                                            -----------   -----------   -----------   -----------
                                                235,855       538,305       569,238       947,430
                                            -----------   -----------   -----------   -----------
      Expenses:
        General and administrative              341,747       433,720       825,693       952,139
        Directors' and officers'
          compensation                          261,741       201,175       757,241       651,029
        Legal and accounting                     63,348       118,554       151,212       196,726
        Depreciation                              9,623        11,697        20,867        23,271
        Interest expense, net of amount
          capitalized                             6,302         4,480        17,531         9,023
        Minority interest in net income of
          consolidated subsidiaries               9,880         5,577        19,019         3,860
                                            -----------   -----------   -----------   -----------
                                                692,641       775,203     1,791,563     1,836,048
                                            -----------   -----------   -----------   -----------
      Net loss                                 (456,786)     (236,898)   (1,222,325)     (888,618)
      Other comprehensive (loss) income         (17,520)       (1,750)      (25,770)        3,000
                                            -----------   -----------   -----------   -----------
      Comprehensive loss                    $  (474,306)  $  (238,648)  $(1,248,095)  $  (885,618)
                                            ===========   ===========   ===========   ===========
      Net loss per share - basic and
        diluted                             $     (0.02)  $     (0.01)  $     (0.05)  $     (0.04)
                                            ===========   ===========   ===========   ===========
      Weighted average common shares
        outstanding                          22,518,961    22,332,555    22,480,680    22,298,493
                                            ===========   ===========   ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q June 30, 1998
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Six Months Ended June 30, 1998 and 1997 (unaudited)


                                                               1998          1997
                                                               -----------   -----------
      Cash Flows from Operating Activities:
        Net loss                                               $(1,222,325)  $  (888,618)
        Adjustments to reconcile net loss to
          net cash used by operating
          activities:
            Depreciation                                            20,867        23,271
            Amortization of premium (discount) on held-to-
              maturity securities                                   50,837      (108,724)
            Foreign currency loss                                  111,020        20,299
            Minority interest in net income of consolidated
              subsidiaries                                          19,019         3,860
            Changes in current assets and liabilities:
              Net decrease in current assets                     4,517,882        19,309
              Net (decrease) increase in current
                liabilities                                     (4,688,479)      734,564
                                                               -----------   -----------
                   Net cash used by operating activities        (1,191,179)     (196,039)
                                                               -----------   -----------
      Cash Flows from Investing Activities:
        Proceeds from maturities of held-to-maturity
          securities                                            13,056,187     8,550,000
        Purchase of held-to-maturity securities                 (7,086,598)  (12,999,375)
        Purchase of available-for-sale securities               (1,073,787)
        Purchase of property, plant and equipment               (1,429,925)   (5,273,552)
        Other                                                       92,156      (470,716)
                                                               -----------   -----------
                   Net cash provided by (used in) investing
                     activities                                  3,558,033   (10,193,643)
                                                               -----------   -----------
      Cash Flows from Financing Activities:
        Proceeds from issuance of common shares                     54,705       724,499
                                                               -----------   -----------
                   Net cash provided by financing activities        54,705       724,499
                                                               -----------   -----------
      Change in Cash and Cash Equivalents:
        Net increase (decrease) in cash and cash equivalents     2,421,559    (9,665,183)
        Cash and cash equivalents - beginning of period         12,524,125    30,329,024
                                                               -----------   -----------
        Cash and cash equivalents, end of period               $14,945,684   $20,663,841
                                                               ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q June 30, 1998
     THE COMPANY AND SELECTED NOTES TO THE FINANCIAL STATEMENTS

     The Company
     -----------
     Gold Reserve Corporation (the "Company") is a mining company incorporated in the state of Montana in 1956 for the purpose of acquiring, exploring and developing mining properties and placing them into production. The Company's principal asset, the Brisas property, is a late exploration-stage gold and copper mineralized deposit located in the KM 88 mining district of the State of Bolivar in southeastern Venezuela.

     The Company has no revenue producing mining operations at this time. Development of the Brisas property is currently the Company's primary activity. The initial stage of a feasibility study, a pre-feasibility report, was completed in February of 1998. Further studies are ongoing and management anticipates that the final feasibility study will be completed in early 1999.

     A number of significant events must occur before the Company could proceed with commercial production on the Brisas property, including the establishment of proven and probable reserves, obtaining financing for anticipated mine development costs and the procurement of needed regulatory permits and approvals.

     The Company's strategy for growth is to develop mining and process operations at its Brisas property through the successful development of mineable reserves and by making selective property or corporate acquisitions.

     Financial Information
     ---------------------
     The December 31, 1997 balance sheet has been derived from the Company's 1997 audited consolidated financial statements. The notes to the consolidated financial statements as of December 31, 1997 as set forth in the Company's 1997 Form 10-K, apply to these interim financial statements at June 30, 1998 and are not repeated here. The financial information given in the accompanying unaudited financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation for the periods reported.

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

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q June 30, 1998


     which were formed to hold the Company's interest in its foreign subsidiaries or for future transactions. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's policy is to consolidate those subsidiaries where majority control exists and is other than temporary.

     Net Loss Per Share
     ------------------
     Net loss per share (basic and diluted) is based on the weighted average number of common shares outstanding during each period which has been reduced by the Company's proportionate ownership of common shares owned by Great Basin, MegaGold and Stanco Investments, A.V.V. (Stanco). As of June 30, 1998 and 1997, there were 3,617,275 and 2,435,731 shares available for issuance pursuant to the exercise of previously granted stock options, respectively. These options were not included in the computation of diluted loss per share as a loss was incurred in each of the periods presented and their inclusion would be anti-dilutive.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q June 30, 1998


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD LOOKING STATEMENTS

     The information presented in or incorporated by reference in this Quarterly Report on Form 10-Q includes both historical information and "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), relating to the future results of the Company (including projections and business trends), which involve risks and uncertainties. Prospective investors are cautioned not to put undue reliance on forward-looking statements, and should not infer that there has been no change in the affairs of the Company since the date of this Quarterly Report on Form 10-Q that would warrant any modification of any forward-looking statement made in this document or other documents filed periodically with Securities and Exchange Commission ("SEC"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this notice. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

     The Company cautions that numerous factors which are disclosed in the Company's Annual Report on Form 10-K under the heading "Risk Factors" and elsewhere in documents filed from time to time with the SEC, including this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those in the forward-looking statements, including without limitation the risk that one or more of the following matters may negatively affect the Company: the Company's Brisas feasibility study may conclude that development of the Brisas property would be uneconomic or actual ore reserves, costs, recovery rates, construction schedules and metals production levels may vary considerably from those used in the feasibility study. Likewise, continued low metals prices, production volatility, concentration of operations and assets in Venezuela, regulatory, environmental (including concerns with the Imataca Forest Reserve), political and economic issues associated with investments in Venezuela, anticipated or estimated future project development costs, need for additional funding, dependence upon the abilities and continued participation of certain key employees of the Company, the impact of year 2000 issues, and the uncertainty normally incident to the operation and development of mining properties may also cause adverse results for the Company.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q June 30, 1998


     BRISAS PROPERTY

     Ownership
     ---------
     The Brisas property consists of the Brisas alluvial concession, the Brisas hardrock concession beneath the alluvial concession, other applications for mineralization (primarily nominal values of copper and silver) in the material contained in the alluvial concession and other mineralization (primarily gold, copper and molybdenum) on small land parcels contiguous to the existing alluvial and hardrock concessions.

     The Company acquired Brisas (which was granted the Brisas alluvial concession in 1988) in 1992 and was granted the underlying Brisas hardrock concession in March 1998. The Brisas alluvial and hardrock concessions have original terms of twenty (20) years, renewable for two subsequent ten year periods at the discretion of the Ministry of Energy and Mines ("MEM") and provide for a three to four percent (3% to 4%) tax on sales of gold production outside of Venezuela and a seven percent (7%) mine-mouth tax on copper production. Gold sold directly to the Central Bank of Venezuela (the "Central Bank") is taxed at one percent (1%).

     The Brisas property is located within the Imataca Forest Reserve (the "Imataca"), which is comprised of 3.6 million hectares in the State of Bolivar. In 1986, an area (in which the Brisas property is located) in the southwestern part of the Imataca was authorized, by presidential decree, for mining exploration and exploitation activities. Subsequent legislation in 1997 identified additional uses and activities within the Imataca including mining. The 1997 legislation and previously issued regulations allowing mining activities within the Imataca were later challenged by several parties as unconstitutional. In response to this challenge, the Venezuelan Supreme Court (the "Court") issued an order prohibiting the MEM from granting new concessions pursuant to the 1997 legislation, but excluded challenges to previous legislation authorizing mining in certain regions of the Imataca. The Company has been advised by its Venezuelan attorneys that it is unlikely that future rulings by the Court related to this issue will impact the Company's concessions, but there can be no assurance that an adverse ruling that affects the Company will not occur.

     Development
     -----------
     The Company is presently in the process of completing a comprehensive economic, technical and legal feasibility study on the Brisas property, which is expected to be completed in late 1999. JE MinCorp, a Division of Jacobs Engineering Group Inc., and a number of other independent consultants were engaged by the Company to prepare a

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q June 30, 1998


     feasibility study on the Brisas mineralized deposit, the initial stage of which, a pre-feasibility report, was completed in early 1998. The report included a "Base Case" analysis of the proposed project assuming $375 per ounce gold and $1 per pound copper as well as additional whittle-pit design sensitivity analyses using $350 and $300 per ounce gold and $.90 and $.80 per pound of copper, respectively. The mineralized deposit referred to on the Brisas property does not yet qualify as a commercially mineable ore body under standards promulgated by the SEC and may so qualify only after a positive feasibility study has been completed.

     The conclusions contained in the pre-feasibility report are based on the assumption that the project will be developed as a large-scale open pit mining operation capable of processing approximately 55,000 tonnes per day, with an estimated average annual production of as much as 335,000 ounces of gold and 38.3 million pounds of copper over a
     14.2 year mine life. The report estimates also include assumptions of gold and copper recovery of 83 percent and 73 percent, respectively, and an internal cutoff grade of 0.40 grams of gold per tonne.

     Construction of the mining facility as presently contemplated in the pre-feasibility report is estimated to take approximately 18 months. Under the Company's present timetable initial construction would commence no earlier than late 1999 or early 2000, with full production expected to commence no earlier than late 2001. Detailed engineering work will commence after the completion of the feasibility study, receipt of the necessary operating and environmental permits and as gold and copper prices warrant. The ultimate design, construction timetable and cost of the plant is subject to the results of the final feasibility study. The recovery plant, as presently contemplated in the Brisas pre-feasibility report, is expected to cost an estimated $293 million. Ongoing life of mine capital requirements are estimated at $53 million and working capital needs are estimated at $15 million.

     Final development of the Brisas property is dependent upon the then current price and/or expectation of future prices of gold and copper, completion of a bankable feasibility study including the establishment of proven and probable reserves, obtaining adequate financing, and obtaining the appropriate environmental and operating permits.

     Assuming a gold price of $375 per ounce and copper price of $1.00 per pound, the pre-feasibility report determined that the Brisas property contains mineralization consisting of approximately 249.2 million tonnes with an average grade of 0.70 grams of gold per tonne and 0.14% copper. Total material expected to be moved is estimated to be 668 million tonnes resulting in a strip ratio of 1.68:1 (waste to mineralization). Alternatively, using a gold price of $350 and $300 per ounce and copper price of $0.90 and $0.80 per pound, the Brisas

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q June 30, 1998

     property is estimated to contain mineralization (based on a preliminary Whittle pit design) of approximately 239.3 and 177.1 million tonnes with an average grade of 0.71 and 0.80 grams per tonne gold and 0.14% and 0.12% copper, respectively.

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

     As part of the completion of the final feasibility study, the cost and operating assumptions contained in the pre-feasibility report are being reviewed and revised where appropriate. Revisions of operating costs and capital requirement estimates which were contained in the original pre-feasibility report are primarily a result of refinements to the mining plan and process design. The updated estimate is expected to be available within the next thirty days.

     Outlook
     -------
     The primary focus of the Company in the upcoming twelve to eighteen months while considering the current price of gold and copper continues to be activities related to securing permits, acquiring additional sites for process facility infrastructure, completion of the final feasibility study and investigation of funding sources needed to finance the construction of the Brisas mining facility.

     A period of 12 to 18 months is anticipated in the overall project schedule for permitting as well as completion of the final feasibility study. In addition, continuation or completion of metallurgical testing, geotechnical and hydrological investigations, electrical power supply and concentrate sales agreements, and development and condemnation drilling will occur prior to completion of the final feasibility study. It is estimated that an additional $5 million will be spent for completion of the final feasibility study.

     LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased by approximately $2.4 million to approximately $15 million from December 31, 1997 to June 30, 1998. Cash and current and long-term held-to-maturity securities combined decreased approximately $2.6 million during the same six-month period. Changes in the financial position of the Company are more fully discussed below.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q June 30, 1998


     Operations
     ----------
     Cash used by operations for the six months ended June 30, 1998 compared to the same six-month period in 1997 increased from $0.2 million to $1.2 million, or by approximately $1 million. The increase in the use of funds by operations is primarily a result of an increase in net loss due to a reduction in the amount of cash flow from invested funds and a reduction in accounts payable over the same period in 1997.

     Investing
     ---------
     Cash flow from investing activities increased from a net use of funds of approximately $10.2 million during the six months ended June 30, 1997 to a net of $3.6 million provided by investing activities during the same six month period in 1998. The $13.8 million net change in cash flow provided by investing activities is primarily comprised of the following components.

     Net proceeds from the maturity of investments during the six months ended June 30, 1998 and 1997 increased from a net use of approximately $4.5 million to a net of $4.9 million provided by maturing investments, a change of approximately $9.4 million. In addition, expenditures for the continued exploration and development of the Brisas property decreased from approximately $5.3 million during the six months ended June 30, 1997 to approximately $1.4 million for the same six month period ended June 30, 1998, a change of approximately $3.9 million.

     Amounts recorded as property, plant and equipment (capitalized exploration and development costs) include all costs associated with the Brisas property, including personnel and related administrative expenditures incurred in Venezuela, drilling and related exploration costs, capitalized interest expenses and general support costs related to the Brisas property.

     Financing
     ---------
     As of July 31, 1998, the Company held approximately $25 million in cash and current and long-term held-to-maturity securities. The 1998 budget, which excludes any future construction costs related to the proposed mining facilities, is estimated to be approximately $6 million. Management anticipates that its current cash and investment positions are adequate to cover estimated operational and capital expenditures (excluding estimated mine construction costs) associated with the remainder of 1998 and all of 1999.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q June 30, 1998


     Future construction costs and development expenses, and the cost of placing the Brisas property or additional future properties into production, if warranted, are expected to be financed by a combination of the sale of additional common stock, bank borrowings or other means. Whether and to what extent additional or alternative financing options are pursued by the Company depends on a number of important factors, including if and when mine development activities are commenced on the Brisas property, management's assessment of the financial markets, the price of gold, the potential acquisition of additional properties or projects and the overall capital requirements of the consolidated corporate group. There can be no assurances that financing will be available on favorable terms or at all.

     RESULTS OF OPERATIONS
     June 30, 1998 compared to June 30, 1997.

     Consolidated net loss for the three and six months ended June 30, 1998 amounted to $456,786 and $1,222,325 or $0.02 and $0.05 per share respectively compared to consolidated net loss of $236,898 and $888,618 or $0.01 and $0.04 per share respectively, for the same periods in 1997.

     Changes in operating results were caused by the following factors:
     Other income for the current three and six month periods decreased over the comparable periods in 1997 due to decreased interest income from lower average levels of invested cash as well as increased foreign exchange loss due to the depreciation of the Venezuelan currency. Operating expenses during the three and six months ended June 30, 1998 stayed substantially the same as the comparable periods in 1997.

     YEAR 2000 READINESS

     The Company has made a preliminary assessment of its requirements regarding year 2000 issues, which generally refers to the inability of hardware, software and control systems to correctly identify two-digit references to specific years, beginning with the year 2000. The Company's present business operations are not dependent upon sophisticated information systems and, as a result, management's preliminary conclusions are that the Company's operations will not be materially impacted by year 2000 issues. Further, the ongoing Brisas feasibility study is also expected to include an evaluation of year 2000 issues as they relate to the proposed future development of the Brisas property. Although management believes that the feasibility study will adequately address such issues and prevent significant future business disruptions, subsequent work may lead to discovery of material issues or costs. In addition, compliance-related failures, including those of material third-party suppliers, could also result

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q June 30, 1998


     in temporary delays in the Company's future operations. Based on the current information available to management, the impact of future business disruption as a result of year 2000 issues cannot be estimated at this time.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133). "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe the adoption of this standard will have a material impact on the financial condition or results of operations of the Company.

     The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments for an Enterprise and Related Information" in 1998. The implementation of these new standards did not have a material impact on the presentation of the consolidated financial statements.

     PART II  OTHER INFORMATION

     Item 4.  Submission of Matters To a Vote Of Security Holders.

     The Annual meeting of Security Holders was held on June 16, 1998 in Spokane, Washington. The following matters were submitted to a vote of the shareholders: 1) Election of Directors; 2) Approval of the purchase of common stock by the combined 401(k) Salary Reduction and Employee Stock Ownership Plan and 3) Ratification of PricewaterhouseCoopers L.L.P. as the Company's independent auditor for the year ending December 31, 1998 and any interim period.

     The Company's articles of incorporation require a minimum of 50% of all shareholders eligible to vote either in person or by proxy be present at the annual meeting in order for a quorum to be obtained. The Company failed to obtain a quorum at its original meeting on June 16, 1998 and, after two postponements on July 14, and August 13, 1998, the Company still had not obtained a quorum of shareholders. Management has scheduled the next postponement of the shareholder meeting for September 15, 1998 and, in the event a quorum is not obtained prior to the required 120 days from the date of the original meeting, the previously elected directors will continue to serve until their successors can be elected in the future.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q June 30, 1998


     Item 5.   Other information.

     In accordance with recent amendments to Rule 14a-4 under the Securities Exchange Act of 1934 (the "Exchange Act"), if notice of a non-Rule 14a-8 shareholder proposal is to be raised at the next annual meeting of shareholders and it is received at the principal executive offices of the Company after March 15, 1999 (45 days prior to the month and date in 1999 corresponding to the date on which the Company mailed its proxy materials for the 1998 annual meeting), proxy voting on that proposal when and if raised at the 1999 annual meeting will be subject to the discretionary voting authority of management proxy holders and without any discussion of the matter in the Company's Proxy Statement for the 1999 annual meeting. As stated in the Company's 1998 Proxy Statement, any shareholder proposal to be considered for inclusion in the Company's 1999 Proxy Statement must be received at the principal executive offices of the Company no later than December 16, 1998 [old 120 day rule].

     Item 6.  Exhibits and Reports on Form 8-K.

              a) Exhibit 27   Financial Data Schedule

              b) There were no reports on Form 8-K for the quarter ended
                 June 30, 1998

     SIGNATURE.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     GOLD RESERVE CORPORATION

     By:     s/ Robert A. McGuinness
             ------------------------------------
             Vice President - Finance
             Chief Financial Officer
             August 13, 1998