Form 10-Q
period 1998-09-30
GOLD RESERVE CORP
filed 1998-11-16
CIK 42119

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]

     The number of shares of common stock outstanding at November 13, 1998 was 23,176,767.

     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS
     September 30, 1998 and December 31, 1997 (unaudited)


                                                September 30,  December 31,
                                                    1998           1997
                                                -------------  ------------
     ASSETS

     Current assets:
       Cash and cash equivalents                 $ 5,383,471   $12,524,125
     Investments:
       Held-to-maturity securities                15,048,887     4,054,494
       Accrued interest on investments               207,283       240,757
     Deposits, advances and other                    477,183       411,725
     Litigation settlement held in escrow                 --     4,500,000
                                                 -----------   -----------
             Total current assets                 21,116,824    21,731,101

     Property, plant and equipment, net           40,286,995    38,446,169
     Investments:
       Available-for-sale securities               1,283,767       127,754
       Held-to-maturity securities                 3,498,842    11,521,973
     Other                                         1,343,440     1,465,997
                                                 -----------   -----------
             Total assets                        $67,529,868   $73,292,994
                                                 ===========   ===========
     LIABILITIES

     Current liabilities:
       Accounts payable and accrued expenses     $   411,113   $   646,203
       Note payable - KSOP, current portion          414,771       188,470
       Litigation settlement payable                      --     4,500,000
                                                 -----------   -----------
             Total current liabilities               825,884     5,334,673

     Note payable - KSOP, non-current portion             --       434,390
     Minority interest in consolidated
       subsidiaries                                  995,121       974,522
                                                 -----------   -----------
             Total liabilities                     1,821,005     6,743,585
                                                 -----------   -----------
     Commitments and contingencies

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED BALANCE SHEETS, CONTINUED
     September 30, 1998 and December 31, 1997 (unaudited)


                                                September 30,  December 31,
                                                    1998           1997
                                                -------------  ------------
     SHAREHOLDERS' EQUITY

     Serial preferred stock, without par value
       Authorized:  20,000,000 shares
       Issued:      none
     Common stock, without par value
       Authorized:  480,000,000 shares
       Issued:      1998... 23,176,767;
                    1997... 22,918,143
       Outstanding: 1998... 22,705,329;
                    1997... 22,437,099          $ 101,645,109  $102,269,494
     Less, common stock held by affiliates           (403,331)   (1,428,565)
     Accumulated other comprehensive (loss)
       income-
         Unrealized gain (loss) on available-
           for-sale securities                        (12,500)       11,000
     Accumulated deficit                          (35,105,644)  (33,679,660)
     KSOP debt guarantee                             (414,771)     (622,860)
                                                -------------  ------------
             Total shareholders' equity            65,708,863    66,549,409
                                                -------------  ------------
             Total liabilities and share-
               holders' equity                  $  67,529,868  $ 73,292,994
                                                =============  ============


     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three and Nine Months Ended September 30, 1998 and 1997
     (unaudited)

                                      Three Months Ended            Nine Months Ended
                                      September 30,                 September 30,
                                      --------------------------    --------------------------
                                      1998           1997           1998           1997
                                      -----------    -----------    -----------    -----------
      Other Income:
        Interest                      $   328,517    $   483,917    $ 1,008,775    $ 1,451,646
        Foreign currency loss             (45,752)       (26,576)      (156,772)       (46,875)
                                      -----------    -----------    -----------    -----------
                                          282,765        457,341        852,003      1,404,771
                                      -----------    -----------    -----------    -----------
      Expenses:
        General and administrative        183,603        284,085      1,009,296      1,236,224
        Directors' and officers'
           compensation                   236,499        357,800        993,740      1,008,829
        Legal and accounting               47,630         63,025        198,842        259,751
        Depreciation                        8,735         11,918         29,602         35,189
        Interest expense, net of
           amount capitalized               8,377          6,428         25,908         15,451
        Minority interest in net
           income of consolidated
           subsidiaries                     1,580          9,806         20,599         13,666
                                      -----------    -----------    -----------    -----------
                                          486,424        733,062      2,277,987      2,569,110
                                      -----------    -----------    -----------    -----------
      Net loss                           (203,659)      (275,721)    (1,425,984)    (1,164,339)
      Other comprehensive (loss)
        income                             (2,270)        15,000        (23,500)        18,000
                                      -----------    -----------    -----------    -----------
      Comprehensive loss              $  (205,929)   $  (260,721)   $(1,449,484)   $(1,146,339)
                                      ===========    ===========    ===========    ===========
      Net loss per share - basic
        and diluted                   $     (0.01)   $     (0.01)   $     (0.06)   $     (0.05)
                                      ===========    ===========    ===========    ===========
      Weighted average common
        shares outstanding             22,679,304     22,365,929     22,547,581     22,321,181
                                      ===========    ===========    ===========    ===========

     The accompanying notes are an integral part of the consolidated financial statements.

     GOLD RESERVE CORPORATION AND SUBSIDIARIES
     QUARTERLY REPORT ON FORM 10-Q
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the Nine Months Ended September 30, 1998 and 1997
     (unaudited)

                                                              1998           1997
                                                              -----------    -----------
      Cash Flows from Operating Activities:
        Net loss                                              $(1,425,984)   $(1,164,339)
        Adjustments to reconcile net loss to net cash
          used by operating activities:
            Depreciation                                           29,602         35,189
            Amortization of premium (discount) on held-to-
              maturity securities                                  70,519       (158,672)
            Foreign currency loss                                 156,772         46,875
            Minority interest in net income of consoli-
              dated subsidiaries                                   20,599         13,666
            Changes in current assets and liabilities:
              Net decrease in current assets                    4,468,016         96,846
              Net (decrease) increase in current liabilities   (4,735,090)        60,502
                                                              -----------    -----------
                Net cash used by operating activities          (1,415,566)    (1,069,933)
                                                              -----------    -----------
      Cash Flows from Investing Activities:
        Proceeds from maturities of held-to-maturity
          securities                                           13,056,187     12,550,000
        Purchase of held-to-maturity securities               (16,097,968)   (20,551,746)
        Purchase of available-for-sale securities              (1,188,602)            --
        Purchase of property, plant and equipment              (2,027,200)    (7,597,418)
        Other                                                     122,557       (691,567)
                                                              -----------    -----------
                Net cash used by investing activities          (6,135,026)   (16,290,731)
                                                              -----------    -----------
      Cash Flows from Financing Activities:
        Proceeds from issuance of common shares                   409,938      1,236,301
                                                              -----------    -----------
                Net cash provided by financing activities         409,938      1,236,301
                                                              -----------    -----------
      Change in Cash and Cash Equivalents:
        Net decrease in cash and cash equivalents              (7,140,654)   (16,124,363)
        Cash and cash equivalents - beginning of period        12,524,125     30,329,024
                                                              -----------    -----------
      Cash and cash equivalents, end of period                $ 5,383,471    $14,204,661
                                                              ===========    ===========


     The accompanying notes are an integral part of the consolidated financial statements.

     THE COMPANY AND SELECTED NOTES TO THE FINANCIAL STATEMENTS

     THE COMPANY. Gold Reserve Corporation (the "Company") is a mining company incorporated in the state of Montana in 1956 for the purpose of exploring, developing and acquiring mining properties with the intention of placing them into production. The Company's principal asset, the Brisas property, is a late exploration-stage gold and copper mineralized deposit located in the KM 88 mining district of the State of Bolivar in southeastern Venezuela.

     The Company has no revenue producing mining operations at this time. Development of the Brisas property is currently the Company's primary activity. The initial stage of a feasibility study, a pre-feasibility report, was completed in February 1998 and subsequently modified in August 1998. Further studies are ongoing and management anticipates that the final feasibility study will be completed in early 1999.

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

     FINANCIAL INFORMATION. The December 31, 1997 balance sheet has been derived from the Company's 1997 audited consolidated financial statements. The notes to the consolidated financial statements as of December 31, 1997 as set forth in the Company's 1997 Form 10-K, apply to these interim financial statements at September 30, 1998 and are not repeated here. The financial information given in the accompanying unaudited financial statements reflects all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation for the periods reported.

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

     NET LOSS PER SHARE. Net loss per share (basic and diluted) is based on the weighted average number of common shares outstanding during each period which has been reduced by the Company's proportionate ownership of common shares owned by Great Basin and MegaGold. As of September 30, 1998 and 1997, there were 3,510,484 and 2,911,410 shares available for issuance pursuant to the exercise of previously granted stock options, respectively. These options were not included in the computation of diluted loss per share as a loss was incurred in each of the periods presented and their inclusion would be anti-dilutive.


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     FORWARD LOOKING STATEMENTS
     --------------------------
     The information presented in or incorporated by reference in this Quarterly Report on Form 10-Q includes both historical information and "forward-looking statements" (within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), relating to the future results of the Company (including projections and business trends), which involve risks and uncertainties. Prospective investors are cautioned not to put undue reliance on forward-looking statements, and should not infer that there has been no change in the affairs of the Company since the date of this Quarterly Report on Form 10-Q that would warrant any modification of any forward-looking statement made in this document or other documents filed periodically with the Securities and Exchange Commission ("SEC"). All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by this notice. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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


     DEVELOPMENT. In July 1997, the Company engaged JE MinCorp and a number of other independent consultants to assist the Company in the preparation of a feasibility study on the Brisas mineralized deposit. The initial stage of the study, a pre-feasibility report, was completed in February 1998 and subsequently modified in August 1998.

     The original report included a "Base Case" analysis of the proposed project assuming $375 per ounce gold and $1 per pound copper as well as additional whittle-pit designs using $350 and $300 per ounce gold and $.90 and $.80 per pound of copper, respectively.

     In August 1998, certain modifications to the Brisas pre-feasibility report were completed which include a revised mine operating plan and an on-site copper production process coupled with the revised mine operating plan. The supplement to the pre-feasibility report, more limited in scope than the original pre-feasibility report, was prepared by the Company and JE MinCorp, a Denver, Colorado-based division of Jacobs Engineering Group Inc of Pasadena, California.

     The original pre-feasibility report with modifications is preliminary and based on a number of assumptions which are subject to change. Since the Company has not completed its final feasibility study on the property, proven and probable reserves have not been established under standards promulgated by the SEC.

     The original pre-feasibility study concluded that, assuming a gold price of $375 per ounce, copper price of $1.00 per pound and assuming open pit mining methods, the Brisas property is estimated to contain a mineralized deposit consisting of approximately 249.2 million tonnes with an average grade of 0.70 grams of gold per tonne and 0.14% copper. The estimate of mineralization uses an internal cutoff grade of 0.40 grams per tonne gold equivalent and assumed waste rock material of 419.2 million tonnes, resulting in a strip ratio of 1.68:1 (waste to mineralization). Total material expected to be moved, under the original pre-feasibility report, is estimated to be 668 million tonnes. Alternatively, assuming a gold price of $350 and $300 per ounce and copper price of $0.90 and $0.80 per pound, the Brisas property is estimated to contain (based on a preliminary Whittle pit design) approximately 239.3 and 177.1 million tonnes with an average grade of 0.71 and 0.80 grams per tonne gold and 0.14% and 0.12% copper, respectively. The pre-feasibility report estimates that the Company may achieve gold recovery at 83% and copper recovery at 73% at the Brisas property, but there can be no assurance that such rates can be achieved or, if achieved, maintained.

     The following charts represent, as determined by the original pre-feasibility report, an estimation of mineralized material assuming certain gold and copper prices and open pit mining methods. The Company has not completed its final feasibility study. Therefore, the Brisas mineralized deposit does not yet qualify as a commercially mineable ore body under standards promulgated by the SEC and may so qualify only after a positive comprehensive economic, technical and legal feasibility study has been completed. Once the final feasibility study is completed, a continued low gold price (currently approximately $290 per ounce) would have a material adverse effect on the Company's current plans for the Brisas property.

                                                                            Average Grade
                                                                            -------------
                                                                Tonnes      Gold   Copper
      Pre-Feasibility Estimated Mineralized Deposit assuming:   (millions)  gpt    percent
      --------------------------------------------------------  ----------  ----   ------
      $375 per ounce gold and $1.00 per pound copper            249.2       0.70   0.14
      $350 per ounce gold and $0.90 per pound copper            239.3       0.71   0.14
      $300 per ounce gold and $0.80 per pound copper            177.1       0.80   0.12
      Average Recovery                                                      83%    73%


     Based on the original pre-feasibility report, and contingent on positive completion of the final feasibility study, the Company currently plans to develop on the Brisas property a large scale open pit mining operation consisting of drilling, blasting, loading, and truck haulage to carry ore to the crusher and waste to the waste repository. The Company currently estimates that the plant would process 55,000 tonnes per day, yielding an estimated average annual production of as much as 335,000 ounces of gold and 38.3 million pounds of copper, over a mine life of 14.2 years. These are initial estimates based on the pre-feasibility report and there can be no assurance, however, that such production will occur at such levels, if at all.

     The processing flowsheet contained in the original pre-feasibility report and developed from metallurgical testwork completed by three independent laboratories includes conventional crushing with a primary gyratory crusher and grinding with SAG mill and ball mills followed by gravity separation to recover coarse gold, flotation and cyanidation of cleaner flotation tailings. Based upon the results of the pre-feasibility report, the Company currently expects the final products of the operation on the Brisas property to be a gold copper concentrate and gold dore. The Company expects to transport the concentrates to Puerto Ordaz and then ship them to a smelter for final processing.

     The Company expects most operating supplies to be imported, probably from North America. Electrical power is expected to be available from a major new transmission line which is planned to run south from Puerto Ordaz into Brazil, passing within a few kilometers of the Brisas property. There can be no assurance, however, that the power line will be completed as planned, if ever. If the power line is not completed as planned, the Company will be required to obtain alternative sources of electrical power, which may significantly increase the capital and operating costs to the Company and have a material adverse affect on the Company. A sufficient supply of water is available in the area, and the Company expects project requirements to be met by water pumped from the pit de-watering system, and by rainfall stored in the tailings water pond. On-site accommodations will be provided for employees, who will be drawn from both the local area and from the industrialized area around Puerto Ordaz.

     In April 1998, Behre Dolbear & Company, Inc. completed an independent review of the Company's mineralized deposit modeling and ore reserve methodology utilized for the pre-feasibility report. They concluded that estimating techniques used were an accurate representation for the reserves; drill hole spacing was sufficient to generate future estimates of proven and probable reserves; and the database was correct and reliable. This recent study compliments Behre Dolbear & Company, Inc.'s audit of sampling and assaying procedures at the Brisas property completed in August 1997.

     The pre-feasibility report estimates that base case initial capital required to bring the Brisas property into commercial production at the planned 55,000 tonnes per day will be approximately $293 million. Ongoing life of mine capital requirements are estimated at $53 million, and working capital needs are estimated at $15 million. The ultimate design of the plant is subject to the results of the final feasibility study, and there can be no assurance that the final feasibility study will conclude that the planned operation will be economically feasible. Construction of the planned facility is expected to take approximately 18 to 24 months, with commissioning and achievement of commercial production expected shortly thereafter. Under the timetable presently contemplated by the Company, initial production would commence no earlier than early 2000, with full production expected to commence no earlier than mid-2001. There can be no assurance, however, that the Company will begin or complete such construction according to this schedule, or that, if completed, the facility will begin commercial production as planned.

     Base case pre-feasibility report estimates of pre-tax operating cash costs, including mining, processing, concentrate transportation, smelting and refining expenses, total $222 per ounce of gold net of copper revenues. Total pre-tax costs per ounce of gold produced, including life of mine capital, are estimated at $295, excluding previously incurred sunk costs of approximately $38 million or approximately $8 per ounce. Exploitation taxes and royalties add approximately $9 per ounce of gold to the total cost per ounce. The base case pre-tax net present value of the project (assuming $375 per ounce of gold and $ 1.00 per pound of copper) at 0% is $354.9 million, with an internal rate of return of 11.8%.

     Modified Pre-feasibility Study
     ------------------------------
     The Company and its consultants continue to develop alternatives to the assumptions utilized in the initial pre-feasibility report. In August 1998 certain modifications to the Brisas pre-feasibility report were completed which include (1) a revised mine operating plan, resulting in a 7% reduction in cash operating cost to $206 per ounce of gold, net of copper credit and, (2) an on-site copper production process coupled with the revised mine operating plan, resulting in a 24% reduction in cash operating cost to $169 per ounce of gold, net of copper credit. The supplement to the pre-feasibility report, more limited in scope than the original pre-feasibility report, was prepared by the company and JE MinCorp, a Denver, Colorado-based division of Jacobs Engineering Group Inc of Pasadena, California.

                                                                                    On-Site
                                                                                    Copper
                                                      Pre-Feasibility    Revised    Production
                                                      Study              Mine       and Revised
      U.S. $                                          (March 98)         Plan       Mine Plan
      ---------------------------------------------   ---------------    -------    -----------
      Pit design gold price ($/oz.)                          $375           $335         $335
      Pit design copper price ($/lb.)                       $1.00           $.90         $.90
      Mine cut-off  grade (grams of gold per tonne)          0.40           0.50         0.50

      Mineralized deposit (mm tonnes)                         249            200          200
      Mineralized deposit (mm gold ozs.)                      5.6            5.0          5.0
      Gold grade (grams/tonne)                               0.70           0.77         0.77
      Copper grade %                                         0.14           0.14         0.14
      Throughput (tonnes/day)                              55,000         55,000       55,000
      Average annual gold production (oz.)                335,000        362,000      362,000
      Average annual copper production (mm lbs.)               38             39           39
      Strip ratio (waste to ore)                           1.68:1         1.97:1       1.97:1
      Mine life (Years)                                      14.2           11.5         11.5

      Initial capital cost (mm)                              $293           $299         $344
      Working capital (mm)                                    $15            $20          $20
      Ongoing capital (mm)                                    $53            $42          $42
      Total cost (per tonne)                                $6.28          $6.40        $5.78
      Operating cash cost (per oz.)*                         $222           $206         $169
      Total cash and operating costs (per oz.)**             $295           $288         $262

      *   Net of copper credit
      **  Pre tax and independent of costs incurred to-date


     In addition to the modifications to the pre-feasibility report, the Company is currently proceeding with metallurgical testing and ore reserve modeling both of which are an ongoing process. An update to the mine model, which will be verified by an independent engineering firm, is expected later this year. The Company is proceeding with the completion of the final feasibility study expected next year.

     Outlook
     -------
     The primary focus of the Company in the upcoming 12 to 18 months while considering the current price of gold and copper continues to be activities related to securing permits, acquiring additional sites for process facility infrastructure, completion of the final feasibility study and investigation of funding sources needed to finance the construction of the Brisas mining facility.

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

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------
     Cash and investments combined decreased approximately $3 million from December 31, 1997 to September 30, 1998. Changes in the financial position of the Company are more fully discussed below.

     Operations
     ----------
     Cash used by operations for the nine months ended September 30, 1998 compared to the same nine-month period in 1997 increased approximately $0.3 million. The increase in the use of funds by operations is primarily a result of an increase in net loss due to a reduction in the amount of cash flow from invested funds and a reduction in accounts payable over the same period in 1997.

     Investing
     ---------
     Net cash flow used by investing activities decreased approximately $10.2 million for the nine months ended September 30, 1998 compared to the same nine-month period in 1997. This change is primarily comprised of a net reduction in purchases of investments of approximately $3.8 million and a reduction in exploration and development expenditures related to the Brisas property of approximately $5.6 million. Amounts recorded as property, plant and equipment (capitalized exploration and development costs) include all costs associated with the Brisas property, including personnel and related administrative expenditures incurred in Venezuela, drilling and related exploration costs, capitalized interest and general support costs related to the Brisas property.

     Financing
     ---------
     As of October 31, 1998, the Company held approximately $25 million in cash and current and long-term held-to-maturity securities. The 1998 budget, which excludes any future construction costs related to the proposed mining facilities, is expected to total approximately $4.3 million. Management anticipates that its current cash and investment positions are adequate to cover estimated operational and capital expenditures (excluding estimated mine construction costs) associated with the remainder of 1998 and all of 1999.

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

     RESULTS OF OPERATIONS
     ---------------------
     September 30, 1998 compared to September 30, 1997.

     Consolidated net loss for the three and nine months ended September 30, 1998 amounted to $203,659 and $1,425,984 or $0.01 and $0.06 per share respectively compared to consolidated net loss of $275,721 and $1,164,339 or $0.01 and $0.05 per share respectively, for the same periods in 1997.

     Changes in operating results were caused by the following factors:
     Other income for the current three and nine month periods decreased from the comparable periods in 1997 due to decreased interest income from lower average levels of invested cash as well as increased foreign exchange loss due to the depreciation of the Venezuelan currency. General and administrative expenses and legal and accounting expenses for the current three and nine month periods decreased from the comparable periods in 1997 primarily due to decreases in expenses associated with administering activities in Venezuela and decreases in promotional activities in the United States. Directors' and officers' compensation during the three months ended September 30, 1998 decreased from the comparable period in 1997 due to the timing of the payment of fees to directors.

     YEAR 2000 READINESS
     -------------------
     The Company has made a preliminary assessment of its requirements regarding year 2000 issues, which generally refers to the inability of hardware, software and control systems to correctly identify two-digit references to specific years, beginning with the year 2000. The Company's present business operations are not dependent upon sophisticated information systems and, as a result, management's preliminary conclusions are that the Company's operations will not be materially impacted by year 2000 issues. Further, the ongoing Brisas feasibility study is also expected to include an evaluation of year 2000 issues as they relate to the proposed future development of the Brisas property. Although management believes that the feasibility study will adequately address such issues and prevent significant future business disruptions, subsequent work may lead to discovery of material issues or costs. In addition, compliance-related failures, including those of material third-party suppliers, could also result in temporary delays in the Company's future operations. Based on the current information available to management, the impact of future business disruption as a result of year 2000 issues cannot be estimated at this time.

     NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------
     In June 1998, Statement of Financial Accounting Standards No. 133 (SFAS 133). "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe the adoption of this standard will have a material impact on the financial condition or results of operations of the Company.

     The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments for an Enterprise and Related Information" in 1998. The implementation of these new standards did not have a material impact on the presentation of the consolidated financial statements.

     PART II  OTHER INFORMATION
     --------------------------

     Item 4.  Submission of Matters To a Vote Of Security Holders.

     The Annual meeting of Security Holders was held on June 16, 1998 in Spokane, Washington. The following matters were submitted to a vote of the shareholders: 1) Election of Directors; 2) Approval of the purchase of common stock by the combined 401(k) Salary Reduction and Employee Stock Ownership Plan and 3) Ratification of PricewaterhouseCoopers LLP as the Company's independent auditor for the year ending December 31, 1998 and any interim period.

     The Company's articles of incorporation require a minimum of 50% of all shareholders eligible to vote either in person or by proxy be present at the annual meeting in order for a quorum to be obtained. The Company failed to obtain a quorum at its original meeting on June 16, 1998 and, after four postponements on July 14, August 13, September 15 and October 15, 1998, the Company still had not obtained a quorum of shareholders. Since a quorum was not obtained prior to the required 120 days from the date of the original meeting, the previously elected directors will continue to serve until their successors can be elected in the future.

     Item 5.  Other information

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

     Item 6.  Exhibits and Reports on Form 8-K.

     a) Exhibit 27   Financial Data Schedule
     b) There were no reports on Form 8 K for the quarter ended
        September 30, 1998

     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GOLD RESERVE CORPORATION

                                   By:  /s/ Robert A. McGuinness
                                        ----------------------------------
                                        Vice President - Finance
                                        Chief Financial Officer
                                        November 13, 1998